Form 10QSB
period 2001-12-31
NANNACO INC
filed 2002-02-27
CIK 1112748

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    three month period ended: December 31, 2001

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission file number: 333-44188
                                                 ---------

                                NANNACO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               TEXAS                                            74-2891747
      ------------------------                                -------------
      (State of incorporation)                                (IRS Employer
                                                                  ID No.)

                9739 Cobb Street, # 1
                San Antonio TX                                    78217
      ---------------------------------------                   ----------
      (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (210) 545 3570
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---      ---

As of February 25, 2002, the Registrant had 15,335,342 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes        No  X
                                                                ---       ---

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                                  NANNACO, INC
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                                 Balance Sheets
                           December 31, 2001 and 2000




                                     ASSETS

                                                           December    December
                                                           31, 2001    31, 2000
                                                           --------    --------

Current Assets:
       Cash on hand and in banks                                  0         932
       Certificates of deposit                               42,547      41,443
       Cash held in escrow                                    2,472
       Accounts receivable                                    3,481      15,422
       Investment in mutual funds (at fair market
            value Cost at 12/31/00, $221,341)                     0     178,996

Other Current Assets:
       Prepaids and deposits                                  2,390      50,478
                                                           --------    --------
                  Total current assets                       48,418     289,743



Fixed Assets:
       Equipment and fixtures                               190,936     196,436
       Vehicles                                              66,714      93,783
       Less: accumulated depreciation                      (104,934)    (70,629)
                                                           --------    --------
                  Net property and equipment                152,716     219,590

Other Assets:
       Notes receivable - investors                         109,000     135,000
       Accrued interest on investors notes receivable        13,811       2,429
                                                           --------    --------
                  Total other assets                        122,811     137,429
                                                           --------    --------


TOTAL ASSETS                                                323,945     646,762
                                                           ========    ========

                                    UNAUDITED
                                       F-1

                                  NANNACO, INC
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                                 Balance Sheets
                           December 31, 2001 and 2000


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         December     December
                                                         31, 2001     31, 2000
                                                        ----------   ----------
Current Liabilities:
      Bank overdrafts                                   $    7,525   $      --
      Accounts payable - trade                              62,678       28,918
      Accrued interest payable on loans                      9,607          352
      Accrued salaries payable                               9,790
      Loan payable - brokerage firm                            --       117,550
      Conversion notes payable
      Current portion of notes payable                      85,096      394,788
      Sales taxes payable                                   38,943       31,682
      Payroll taxes accured and/or withheld                100,975       41,071
                                                        ----------   ----------
              Total current liabilities                    314,614      614,361

Long-Term Liabilities:
      Installment notes payable                             31,892       37,614
      Notes payable - banks (lines of credit)               73,986       65,835
      Stock conversion notes payable                           --       317,975
      Less: current portion                                (85,096)    (394,788)
                                                        ----------   ----------
              Net long-term debt                            20,782       26,636
                                                        ----------   ----------

Other Liabilities:
      Loans from shareholders                               69,200          --
                                                        ----------   ----------
              Total liabilities                            404,596      640,997
                                                        ----------   ----------

Common Stock Subject to Redemption:
      Common stock (377,742 shares issued November
              15, 2001, an outstanding)                        378          --
      Additional paid-in capital                           377,364
                                                        ----------   ----------
              Total common stock subject to redemption     377,742          --
                                                        ----------   ----------

Stockholders' Equity:
      Common stock (1,000 shares $1 par value
           authorized, 0 shares issued and
           outstanding at 12/31/01 and 12/31/00)               --           --
           (50,000,000 shares $0.001 par value
           authorized, 14,957,600 shares issued
           and outstanding at 12/31/01 and 12/31/00)        14,958       14,958
      Preferred stock - 10,000,000 shares authorized,
          none issued and outstanding                          --           --
      Paid in surplus                                    3,379,829    1,735,810
      Retained deficit                                  (3,853,180)  (1,745,003)
                                                        ----------   ----------
              Total stockholder's equity                  (458,393)      (5,765)
                                                        ----------   ----------

TOTAL LIABLITIES AND STOCKHOLDER'S EQUITY               $  323,945   $  646,762
                                                        ==========   ==========


                                    UNAUDITED

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                 Statements of Operations and Retained Deficits
          For the three months periods ended December 31, 2001 and 2000


                                                     December               December
                                                     31, 2001               31, 2000
                                                  --------------         --------------
Income:
    Revenue                                             $39,040                $65,995

Cost of Sales:
    Wages                                                14,140                100,565
    Supplies                                              5,918                 16,777
    Contract labor                                                               5,390
    Commissions                                             140                 36,600
                                                  --------------         --------------
        Total cost of sales                              20,198                159,332
                                                  --------------         --------------

Gross Profit (Loss)                                     $18,842                (93,337)

Administrative and General:
    Advertising and public relations                        178                 10,231
    Bank charges and wire fees                            1,200                    258
    Gas, fuel and oil                                     4,026                  5,021
    Depreciation                                          9,202                 11,705
    Dues and subscripitions                                 --                   1,031
    Insurance                                               --                   7,292
    Legal and professional                               14,400                 43,528
    Miscellaneous                                           459                  3,629
    Office supplies                                         234                  2,283
    Officer compensation                                 20,300                 48,425
    Payroll tax expense                                   1,884                 10,989
    Penalties                                               --                   7,084
    Rent                                                  8,100                 19,358
    Repairs and maintenance                                 700                  6,700
    Other taxes                                                                    230
    Stock transfer expense                                  391                    --
    Telephone                                               500                  9,634
    Trade show expense                                      178                  1,333
    Travel and entertainment                                360                  3,213
    Utilities                                               730                    561
                                                  --------------         --------------
        Total administrative and general expenses        62,842                192,505
                                                  --------------         --------------

Income (Loss) from Operations                           (44,000)              (285,842)

Other Income (Expense)
    Interest income                                       2,981                  3,249
    Divivdend income                                        --                  17,692
    Loss on disposition of assets                           --                  (1,906)
    Unrealized gains (losses) on mutual funds               --                 (42,345)
    Interest Expense                                     (8,865)               (16,313)
                                                  --------------         --------------
        Total other income (expense)                     (5,884)               (39,623)
                                                  --------------         --------------

Net Income (Loss)                                       (49,884)              (325,465)

Retained (deficit), beginning of period              (3,803,296)            (1,419,538)
                                                  --------------         --------------

Retained (Deficit), End of Period                   ($3,853,180)           ($1,745,003)
                                                  ==============         ==============


Net (loss) per share of common stock                     ($0.00)                ($0.02)
                                                  ==============         ==============

                                    UNAUDITED
                                       F-3

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                            Statements of Cash Flows
                 For the years ended December 31, 2001 and 2000

                                                                           December    December
                                                                           31, 2001    31, 2000
                                                                           --------    --------
Cash flows from operating activities:
Net income (loss)                                                           (49,884)   (325,465)
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Non-cash items:
              Depreciation                                                    9,202      11,705
          (Increase) decrease in certificates of deposit                       (302)       (819)
          (Increase) decrease in accounts receivable - trade                 (1,382)      4,882
          (Increase) decrease in accounts receivable - investors               --       (84,000)
          (Increase) decrease in accounts receivable - employee               1,913         353
          (Increase) decrease in accounts receivable - other                 (2,817)     (2,429)
          Increase (decrease) in bank overdraft                               2,184     (10,651)
          (Increase) decrease in mutual fund shares                            --        34,214
          (Increase) decrease in fair market value of mutual fund shares       --        42,345
          (Increase) decrease in prepaid expense and deposits                  --        66,847
          (Increase) decrease in equipment                                     --        (3,951)
          (Increase) decrease in vehicles                                      --       (27,069)
          Increase (decrease) in accounts payable                            14,400       5,784
          Increase (decrease) in accounts payable - other                     8,409        --
          Increase (decrease) in accounts payable - employees                 9,790        --
          Increase (decrease) in loans payable - brokerage firm                --       (15,247)
          Increase (decrease) in notes payable                                 --        (8,495)
          Increase (decrease) in conversion notes payable                      --       317,975
          Increase (decrease) in sales taxes payable                          2,451       4,314
          Increase (decrease) in payroll tax liabilities                      6,036      (9,361)
                                                                           --------    --------
             Total adjustments                                               49,884     326,397
                                                                           --------    --------
              Net cash provided (used) by operating activities                 --           932

Cash Flows from financing  activities:
          Conversion of debt to redeemable common stock:
          (Decrease) in conversion notes payable                           (345,500)       --
          (Decrease) in accrued interest on conversion notes                (32,242)       --
          Issuance of redeemable common stock for conversion notes          377,742        --
                                                                           --------    --------
              Net cash provided (used) by financing activities                 --          --
                                                                           --------    --------

Net increase (decrease) in cash and equivalents                                --           932

Cash and equivalents, beginning of period                                      --         2,472
                                                                           --------    --------

Cash and equivalents, end of period                                            --         3,404
                                                                           ========    ========

                                    UNAUDITED

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                       Statements of Stockholders' Equity
             For the Period of October 20, 1998 (date of inception)
                           through December 31, 2001


                                                 SHARES COMMON STOCK
                                      -----------------------------------------
                                       $1.00 PAR      $0.001 PAR       TOTAL
                                         VALUE          VALUE          SHARES
                                      -----------    -----------    -----------
Balance at October 1, 1998                   --             --             --
Original capitalization                       500           --              500
Property contributed by stockholder          --             --             --
Surrendered certificates                     (300)          --             (300)
Issued for services                          --       19,999,800     19,999,800
Loss for period ending 09/30/99              --             --             --
                                      -----------    -----------    -----------
              Total 09/30/99                  200     19,999,800     20,000,000
Reverse split (1,000,000 TO 1)               (200)   (19,999,788)   (19,999,988)
                                      -----------    -----------    -----------
              Sub Total                      --               12             12
Forward split (1 to 1,000,000)               --       11,999,988     11,999,988
Fractional redemption                        --             --             --
Fractional redemption                        --             --             --
                                      -----------    -----------    -----------
                                             --       12,000,000     12,000,000
Shares issued for services                   --           50,000         50,000
Shares issued for claim settlement           --          435,000        435,000
Shares issued for debt                       --        1,029,200      1,029,200
         less $154,105 costs                 --             --             --
Shares sold at private placement             --        1,443,400      1,443,400
     less $314,072 costs                     --             --             --
                                      -----------    -----------    -----------
              Total 06/30/00                 --       14,957,600     14,957,600
Shares issued for debt                       --             --             --
Shares issued for services                   --             --             --
Loss for FYE 09/30/00                        --             --             --
                                      -----------    -----------    -----------
              Total 09/30/00                 --       14,957,600     14,957,600
Loss period ending 09/30/01                  --             --             --
                                      -----------    -----------    -----------
              Total 09/30/01                 --       14,957,600     14,957,600
Loss period ending 12/31/01                  --             --             --
              Total 12/31/01                 --       14,957,600     14,957,600
                                      ===========    ===========    ===========

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                       Statements of Stockholders' Equity
             For the Period of October 20, 1998 (date of inception)
                           through December 31, 2001

                                 CONTINUED - #2


                                                                   DOLLARS
                                      ------------------------------------------------------------------
                                         $1.00        $0.001       PAID IN       RETAINED
                                         STOCK         STOCK       SURPLUS       DEFICIT         TOTAL
                                      ----------    ----------    ----------    ----------    ----------

Balance at October 1, 1998                  --            --            --            --            --
Original capitalization                      500          --             500          --           1,000
Property contributed by stockholder         --            --         108,039          --         108,039
Surrendered certificates                    (300)         --             300          --            --
Issued for services                         --          19,999          --            --          19,999
Loss for period ending 09/30/99             --            --            --        (131,495)     (131,495)
                                      ----------    ----------    ----------    ----------    ----------
              Total 09/30/99                 200        19,999       108,839      (131,495)       (2,457)
Reverse split (1,000,000 TO 1)              --            --            --            --            --
                                      ----------    ----------    ----------    ----------    ----------
              Sub Total                      200        19,999       108,839      (131,495)       (2,457)
Forward split (1 to 1,000,000)              --            --            --            --            --
Fractional redemption                       (200)         --             199          --              (1)
Fractional redemption                       --          (7,999)       (6,800)         --         (14,799)
                                      ----------    ----------    ----------    ----------    ----------
                                            --          12,000       102,238      (131,495)      (17,257)
Shares issued for services                  --              50        49,950          --          50,000
Shares issued for claim settlement          --             435       434,565          --         435,000
Shares issued for debt                      --           1,019     1,028,172          --       1,029,191
         less $154,105 costs                --        (154,105)         --        (154,105)
Shares sold at private placement            --           1,444     1,234,081          --       1,235,525
     less $314,072 costs                    --            --        (307,563)         --        (307,563)
                                      ----------    ----------    ----------    ----------    ----------
              Total 06/30/00                --          14,948     2,387,338      (131,495)    2,270,791
Shares issued for debt                      --              10        (6,509)         --          (6,499)
Shares issued for services                  --            --         999,000          --         999,000
Loss for FYE 09/30/00                       --            --            --      (2,918,691)   (2,918,691)
                                      ----------    ----------    ----------    ----------    ----------
              Total 09/30/00                --          14,958     3,379,829    (3,050,186)      344,601
Loss period ending 09/30/01                 --            --            --        (753,110)     (753,110)
                                      ----------    ----------    ----------    ----------    ----------
              Total 09/30/01                --          14,958     3,379,829    (3,803,296)     (408,509)
Loss period ending 12/31/01                 --            --            --            --         (49,884)
              Total 12/31/01                --          14,958     3,379,829    (3,803,296)     (458,393)
                                      ==========    ==========    ==========    ==========    ==========

                                    UNAUDITED

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 1 -  GOING CONCERN
------ The accompanying financial statements of NANNACO, Inc. (a development stage company) have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has devoted substantially all of its efforts to financial planning, raising capital, diversification of services, and developing markets for existing and expanded services. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary, if the Company is unable to continue as a going concern.

          The Company has taken steps to curtail the operating losses for future periods. These steps include the reduction (not deferrals) of officers, directors and key personnel salaries, as well as cuts in every expense classification, where possible. Additionally, concentration has been focused on the sources of current customers and business, instead of spending time and money on new, untried sources of customer acquisition. Additionally, a three phase plan of business development has been implemented to increase current market share of existing business, extending to new geographic areas, and shifting focus to business segments which are not as weather sensitive, as is the current business core. With these plans in place, as well as guarding against additional one time charges to income, it is hoped the Company will be able curtail its operating losses.

Note 2 -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
------
          POLICIES

          A. ORGANIZATION AND NATURE OF THE BUSINESS NANNACO, INC.
          (The Company) was incorporated under the laws of the State of Texas on October 20, 1998, and began operations immediately. The Company provides industrial surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well to the owners of historical buildings, operating under the trade name of Surface Pro in order to relate to the principal business activity, since the NANNACO name does not indicate the type of business.

          B. REVENUE AND COST RECOGNITION
          The Company provides its services on a direct basis. A sale is recognized when the service is provided and an account receivable is recorded or payment is received. The criteria for recording a sale is that all agreed services have been provided.

          Supplies and materials are purchased and consumed as necessary.

          The Company warranties its service within the standards and customs of the industry. Due to the immaterial amounts involved, refunds and adjustments are recognized when granted. No liability is accrued for this purpose and the adjustments and refunds are recorded on a cash basis. Due to the immaterial amount of the adjustments and refunds, management does not feel that this is a misleading method.

          C.   USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Such estimates relate primarily to depreciable assets and their useful lives.

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 2 -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
------
          POLICIES (Continued)

          D. PROPERTY AND EQUIPMENT
          Equipment and vehicles are stated at cost. Depreciation is calculated on the straight line method over the estimated useful lives of the assets for book purposes and the Modified Accelerated Cost Recovery System (MACRS) for tax purposes.

          E. FEDERAL INCOME TAXES
          Provisions for income taxes are calculated on pretax income reported for financial statement purposes. Deferred income taxes or benefit from income taxes are provided through timing differences between the reporting of financial statement income and taxable income. These differences result primarily from the use of straight line depreciation for reporting purposes and Modified Accelerated Cost Recovery System for tax purposes. If material, these differences will be recorded as deferred income taxes or benefit from income taxes. Due to the accumulated deficit from inception to September 30, 2001, no deferred taxes or benefit from income taxes has been provided.

Note 3 -  CERTIFICATES OF DEPOSIT
------ On June 23, 2000, the Company invested in two certificates of deposit in the amounts of $20,000 each, earning interest at the rate of 5.75% annually. These certificates mature in one year from the date of purchase. These certificates matured June 23, 2001, and along with accrued interest, in the amount of $1,365, were renewed for one year at the interest rate of 3% per annum. Interest in the amount of $879 was accrued on both certificates. These certificates secure line of credit notes payable.



Note 4 -  ACCOUNTS RECEIVABLE
------    ACCOUNTS RECEIVABLE - TRADE
          The trade accounts receivable are recorded by the date of the invoice, which is the date the work is completed. The terms on the invoices are due upon completion, unless other arrangements are made prior to the beginning of the project. At December 31,, 2001 and 2000, the balances of trade receivables were $3,481 and $15,422, respectively, which are deemed to be collectible in full.

Note 5 -  PREPAIDS AND DEPOSITS
------    The following schedule  details the content of the asset  Prepaids and
          Deposits:
                                                  12/31/01    12/31/00
                                                   -------     -------
          Final month's rent on warehouse          $   --      $ 1,600
          Prepaid office lease                         --       15,822
          Prepaid legal fees                           --       29,639
          Prepaid interest on installment loan       2,390       3,417
                                                   -------     -------
                   Total prepaids and deposits     $ 2,390     $50,478
                                                   =======     =======


          The final month's rent on warehouse facility and the prepaid office lease were absorbed into operating expenses during the fiscal year ended September 30, 2001, with occupancy of the facilities being terminated June 15, 2001.

          The prepaid legal fees was the result of an agreement between the Company and their legal counsel. A retainer of $100,000 was paid to the attorney for future services and applicable expenses. An amount of $5,000 per month plus expenses was to be taken into income by the attorney and a like amount expensed for legal expense by the Company. At December 31, 2000, an amount of $25,361 had been treated in this manner and on December 5, 2000, $45,000 was refunded, leaving the amount shown as prepaid. All prepayments were utilized

                                   (Continued)
                                       F-7

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 5 -  PREPAIDS AND DEPOSITS (Continued):
------ during the period ended September 30, 2001. This attorney is retained for SEC compliance issues, including prior placements and offerings, registration statements, and other SEC issues. There is no litigation pending, at this time.

          The prepaid interest amount carried on the balance sheet is the interest included in an installment loan on a vehicle purchased by the company. The amounts taken to expense each period are based on the straight line method over the life of the loan as each installment payment is made.

Note 6 -  EQUIPMENT AND FIXTURES AND VEHICLES
------    Fixed assets are recorded at cost and are summarized as follows:

                                                      12/31/01     12/31/00
                                                     ---------    ---------
          Equipment                                  $ 190,936    $ 196,436
           Vehicles                                     66,714       93,783
                                                     ---------    ---------
                   Total Fixed Assets (at Cost)      $ 257,650    $ 290,219
          Less Accumulated Depreciation from
                   Inception (October 20, 1998) to
                   December 31, 2001 and 2000         (104,934)     (70,629)
                                                     ---------    ---------
          Net Fixed Assets at December 31,
                   2001 and 2000                     $ 152,716    $ 219,590
                                                     =========    =========

          Depreciation expense charged against operations for the period ending December 31, 2001 totaled $9,202 and $11,705 for the period ended December 31, 2000.

Note 7 -  Other Assets
------    A.   Notes Receivable - Investors
          The Company has made advances to sixteen of its investors in the amounts of $109,000 at December 31, 2001, and $135,000 at December 31, 2000. These cash advances were secured by promissory notes due on January 1, 2003. These notes carry the provision of 9.75% per annum interest from the date of the advance to the due date.

          B.   Accrued Interest on Notes Receivable - Investors

          Interest accrual on Investors Notes Receivable retroactively accrued on the advances to investors from the date of the advance to December 31, 2001and 2000. This interest is due on January 1, 2003, along with the principal. Accumulated amounts were $13,811 at December 31, 2001, and $2,429 at December 31, 2000.

Note 8 -  CURRENT LIABILITIES
------ A. Bank overdrafts on December 31, 2001 in the amounts of $7,525 were created by the practice of writing checks at the end of the month and clearing the overdrafts by the first banking day of the following month.

          B. Trade accounts payable of $62,678 and $28,918on December 31, 2001 and December 31, 2000 were the amounts owed to suppliers, utilities and other monthly operating expenses at the end of the periods. These amounts are normally cleared during the month following the purchase, or as soon as possible thereafter.

          C. Accrued interest on loans and notes payable is accrued from the date of the last payment through December 31, 2001 and 2000.

                                   (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 8 -  CURRENT LIABILITIES
------    D.   LOANS PAYABLE
          Included in current liabilities at December 31, 2000 is $117,550, which represents money owed to a brokerage firm's cash account. The stocks held by the brokerage firm secure these funds. Interest accrues on the balance at the rate of 9.625% and is charged the company on a monthly basis. For the month of December, 2000 interest in the amount of $1,184 was included in the balance due the brokerage firm.

          E.   CONVERSION NOTES PAYABLE
          On December 7, 2000, an agreement was signed for the purchase of a NANNACO, Inc Convertible Promissory Note in the amount of $140,000. This note was for conversion to NANNACO, Inc. common stock, at the market price on the date of conversion. The maturity date is set as September 25, 2001 and the note contains the provision for the payment of 10% interest.

          On December 11, 2000, two additional agreements were signed for the purchase of the Company's Convertible Promissory Notes in the amount of $205,500. These notes were for conversion to NANNACO, Inc. common stock at the market price on the date of conversion. The maturity date is set as September 25, 2001 and the notes contain the provision for the payment of 10% interest.

          By mutual agreement with all parties, as of November 15, 2001, these notes were converted into NANNACO, Inc. $0.001 common stock at a value of $1 per share. Including accrued interest, this conversion resulted in the issuance of 377,742 shares of common stock (See Note 12, concerning Redeemable Common Stock) .

          F. The accumulations in Sales Taxes Payable and Payroll Taxes Accrued and/or Withheld are the amounts due to government agencies for taxes. The Sales Taxes due is the aggregate unremitted amount due to the State of Texas for sales taxes applicable to commercial jobs. The Payroll Taxes are the employees' portions and the employers' portion of payroll taxes.

Note 9 -  LONG TERM LIABILITIES
------

          A. INSTALLMENT NOTES PAYABLE Installment obligations consist of two notes payable. The first note is secured by a vehicle and the endorsement of the Company President, for the purchase of a truck to transport Company equipment from one job site to another. Interest on this obligation is included in the note balance, and capitalized as a deferred charge. This interest is being amortized straight-line method over the term of the note. As of December 31, 2001 and 2000, the details are as follows:

          Note payable to Auto One Acceptance Corporation, payable in 60 monthly installments of $390 each, secured by a 1994 GMC truck.

                                                     12/31/01        12/31/00
                                                     --------        --------
          Original Amount                            $ 23,400         $23,400
          Current Balance                            $  6,542        $  8,240
          Long-Term Portion                          $  1,862        $  2,780
          Portion due in twelve months               $  4,680        $  4,680
          Interest rate                                 20.75%          20.75%
          Unamortized interest                       $  2,390        $  3,418

          On February 19, 2000, an installment loan was obtained from Bank One. This note is secured by the personal guarantee of the Company president and is payable in sixty monthly installments of $745 each. The interest rate

                                  (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 9 -  LONG TERM LIABILITIES (Continued)
------    A. INSTALLMENT NOTES PAYABLE
          is 10% per annum. The details at December 31, 2001 and 2000 are as follows:


                                                  12/31/01        12/31/00
                                                  --------        --------
                  Original Amount                 $35,000         $35,000
                  Current Balance                 $25,350         $29,374
                  Long-Term Portion               $18,920         $23,076
                  Portion due in twelve months    $ 6,430         $ 6,298
                  Interest Rate                        10%             10%
                  Due Date                        Monthly         Monthly

          B.   NOTES PAYABLE - LINES OF CREDIT

          The Bank One line of credit loan was originated on July 15, 1999, and was secured by the personal guarantee of the Company president. The due date was July 15, 2002, with interest at prime plus 1.25% to be paid monthly.

                                            12/31/01           12/31/00
                                            --------           --------
          Available Amount                  $35,000            $35,000
          Current Balance                   $33,986            $33,834
          Long-Term Portion                 $     0            $     0
          Portion due in twelve months      $33,986            $33,834
          Interest Rate                    Prime plus 1.25%    Prime plus 1.25%
          Due date                          07/15/02           07/15/01

          Additionally, on June 21, 2000, the company established two new line of credit notes with the Frost National Bank. These notes are identical in structure and allow draws up to $20,000 each. Both notes are secured by certificates of deposit (See Note 3). The two notes were due June 21, 2001 and both require interest on the outstanding balance at the rate of 9.5% per annum. These notes were renewed with a new due date of June 21, 2002, and an interest rate of 5.00%. The summary of both notes at December 31, 2001, is as follows:

                                                         Note #1    Note #2
                                                         -------    -------
               Available Amount                          $20,000    $20,000
               Current  Balances                         $20,000    $20,000
               Long-Term Portion                         $     0    $     0
               Portion Due in twelve months              $20,000    $20 000
               Interest Rate                                 5.0%       5.0%
               Due Dates                                 06/21/02   06/21/02

          At December 31, 2000, the summary is as follows:

                                                         Note #1    Note #2
                                                         -------    -------
               Available Amount                          $20,000    $20,000
               Current Balances                          $14,000    $18,000
               Long-Term Portion                         $     0    $     0
               Portion Due in Twelve Months              $14,000    $18,000
               Interest Rate                                 9.5%       9.5%
               Due Dates                                 06/21/01   06/21/01

                                   (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 10-  LOANS FROM SHAREHOLDERS
------- Since its inception, the Company has been compelled to seek capital on an interim basis to support its operation. Two stockholders have provided the necessary cash advances to meet the requirements of the Company. These advances are evidenced by notes from the Company and bear interest at the rate of 10% per annum, with a due date of one year from the dates of the advances.

Note 11 - LEASE COMMITMENTS
------- The Company leased a warehouse location and office space on an annual basis. The warehouse lease was in the amount of $18,674, payable in monthly installments of $1,600 per month, following an initial payment of $1,074. The final month's rent in the amount of $1,600 was on deposit with the lessor. A twelve month lease on the office space from June 15, 2000 through June 15, 2001 was prepaid in full at the inception of the lease. This lease was amortized each month in the amount of $2,886. Both of these leases expired on June 15, 2001, and were not renewed. All prepaid amounts were utilized as rent payments and are included in the Company's operations for September 30, 2001.

          On June 15, 2001, the Company relocated to new facilities, which offered a combination of warehouse space and office accommodations.
          This space is leased for one year payable at the rate of $1,300 per month. No prepayment was required.

Note 12 - REDEEMABLE COMMON STOCK AND PAID IN SURPLUS
------- As discussed in Note 8E, the Company entered into an agreement with three parties for purchase of a NANNACO, Inc. common stock through Convertible Promissory Notes. These notes were made with non-qualified purchasers. As of November 15, 2001, these notes were converted into 377,742 shares of NANNACO, Inc. $0.001 common stock. This resulted in an allocation of $378 to the stock and $377,364 to additional paid-in capital. Since the purchasers were non-qualified purchasers, this stock can be redeemed at the option of the purchaser at any time for three years from the dates of the original notes. The company has a liability to redeem these shares, at the option of the shareholder, at the issued value, plus accrued interest to the date of redemption. This stock is therefore carried on the balance sheet in a special category and not included in the equity portion of the Company, since the Company has no control of the redemption. Also, this stock is not included in the computation of earnings (losses) per share of common stock outstanding. The treatment of this stock will continue to be segregated until it is redeemed or the three year period of optional redemption expires (three years from the date of the original notes). The potential liability of interest on the redemption of this stock was not considered in the computation of the net loss for the period ended December 31, 2001, since it is only due if the option to redeem is exercised by the purchasers of the stock. As of December 31, 2001, the potential liability for interest on this stock is $4,354.

Note 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS
------- The company was charted October 20, 1998 under the laws of the State of Texas. 1,000 shares of $1.00 par value common stock was authorized. Nine individuals were party to the initial capitalization of 500 shares at an issue price of $2.00 per share.

          Included in Paid-In Capital is $108,039, which represents equipment contributed by the company's president and founder. The valuation assigned by the board of directors is less than the original cost or the fair market value of the equipment.

          An additional 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.00 par value preferred stock was authorized in a charter amendment in 1999.

          Also, in 1999, the company issued 19,999,800 shares of the new par value ($0.001) per share common stock for services. Details as to the type of services and the number of shares is as follows:

                                   (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS (Continued):
-------
                      Summary of Service            Number of Shares
               --------------------------------       ------------
               Administrative and accounting               73,000
               --------------------------------       ------------
               Business development                     3,300,000
               --------------------------------       ------------
               Corporate attorney                       1,015,000
               --------------------------------       ------------
               Employment                                   3,000
               --------------------------------       ------------
               Company president                       12,302,800
               --------------------------------       ------------
               Procedure consultant                         3,000
               --------------------------------       ------------
               Public relations                           300,000
               --------------------------------       ------------
               Technical advisor                            3,000
               --------------------------------       ------------
               Trust shares for expansion               3,000,000
               --------------------------------       ------------
                  Total                                19,999,800
               --------------------------------       ------------

          At a stockholders meeting in March of 2000 a 1,000,000 to 1 reverse stock split was approved. All certificates for under a 1,000,000 shares were canceled and the resultant amounts were refunded to the respective shareholders. Later in March, 2000, a 1,000,000 to 1 forward split was declared by the board of directors.

          During 2000 the company became aware that certain individuals have raised money from five investors allegedly on behalf of the company. These investors had been promised NANNACO, INC. Common stock in exchange for cash. The company never received the funds raised from these investors. In an effort to protect the good name of the company, the board of directors agreed to honor the investment made by these individuals and issue them the appropriate number of shares in exchange for a Memoranda of Agreement not to take legal action against the company. A non-cash charge of $435,000 ($1.00 per share) was made against operations for the year ending September 30, 2000.

          In exchange for consulting services, public relations the company issued 50,000 shares of new par value ($.001 per share) common stock. Consulting fees of $50,000 ($1.00 per share) was charged (non-cash) against operations for the year ending September 30, 2000, and an increase in common stock of $50 and paid-in capital $49,950.

          Also in the fiscal year ended September 30, 2000, 1,029,200 shares of new par value ($.001) common stock was converted from debts held by certain individuals. This conversion converted $519,700 of debt received through April, 2000, and a charge against operations in the amount of $509,500. Allocation of the $1,029,200 (based on an issue price of $1.00 per share) was as follows:

            Debt conversion                                      519,700
            ------------------------------------------        -----------
            Non-cash charge against operations                   509,500
            ------------------------------------------        -----------
                                                               1,029,200
            ------------------------------------------        -----------
            Less cash expenses relating to conversion            154,105
            ------------------------------------------        -----------
                                                                 875,095
            ------------------------------------------        -----------

                                   (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS (Continued):
------- A regulation D private placement of 1,442,400 shares of new par value ($.001) common stock was held in 2000. These shares were sold at a $1.00 per share pursuant to Rule 506 of the Securities and Exchange Commission, and this is the value ($1.00) that is the benchmark for securities transactions during fiscal years 2001 and 2000.

          The company president and founder also canceled 1,000,000 of his personal shares, and distributed these shares as gifts to selected individuals. Individual gifts ranged in size from 300 shares to 450,000 shares and were for uncompensated services rendered in assisting with the formation, organization and operation of the company in this development stage. A non-cash charge of $999,000 was made against operation at September 30, 2000.

Note 14 - NET LOSS PER SHARE OF COMMON STOCK
------- In the computation of the net loss per share of common stock for the period, the retroactive stock splits and other changes in equity have been taken into consideration in this computation, however, the Redeemable Common Stock shares have not been considered in this computation..

Note 15 - SEGMENTED DISCLOSURES
------- A. Reportable Segments - Due to the criteria for the selection of reporting segments, NANNACO,Inc. has seven reporting segments. These segments all meet one or more of the required criteria now or in past periods. These segments are classified by the type of customer to which the services are provided. The customers are divided into two categories, which are residential customers and commercial customers. The services performed for residential customers are wood restoration, stone restoration, sealing, and pressure washing. For commercial customers the service classifications are pressure washing, environmental services, and historical restoration.

          Residential wood restoration involves wood surface preparation, including chemical or mechanical stripping. Stone restoration involves essentially the same process, except on concrete and stone surfaces. The sealing service to residential customers is the chemical finishing process applied to either stone or wood surfaces, whether or not the surface is cleaned by the Company. Pressure washing for residential customers is general water and pressure cleaning of surfaces where water reclamation procedures are not a factor and need not apply.

          For commercial customers, the pressure washing is essentially the same service as offered to residential customers, only provided to commercial (business) customers. The environmental services offered to commercial customers is spill response and/or other specialized cleaning services that require water containment or special chemical processes and waste water removal. For historical restoration services to commercial customers, NANNACO, Inc. performs services similar to a combination of residential wood restoration and residential stone restoration, plus specialized cleaning and sealing procedures for historical structures.

          B. Measurement of Segment Profit or Loss and Segment Assets - The accounting policies of all the segments are the same as those described in the summary of significant accounting policies. Sales revenue and cost of goods sold for each segment can be determined on a segment basis. The remaining operating expenses are general corporate expenses, but are allocated to the various segments on the basis of the same percentages as result from the allocation of the cost of sales for the individual segments. Management feels that this is a fair allocation of the general corporate expenses to give a net profit from operations for each individual segment. The allocation for interest expense is based upon the same percentages. Since all fixed assets are jointly utilized by all segments, the depreciation expense is allocated to the segments by the

                                   (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

Note 16 - SEGMENTED DISCLOSURES (Continued)
------- percentage of revenue generated by the segment. Interest income and investment revenues are common to all segments, so this also is allocated by the segment income percentage. Gains or losses on asset dispositions are also allocated by the income allocation method.

         SCHEDULE OF SEGMENTED ACCOUNTS FOR THE THREE MONTH PERIOD ENDED
                               DECEMBER 31, 2001:



                                            RESIDENTIAL SEGMENTS
                              --------------------------------------------------
                                 WOOD         STONE                   PRESSURE
                              RESTORATION   RESTORATION   SEALING      WASHING
                              --------------------------------------------------
Net sales                        568          1,419        9,706        1,480
Interest income                   45            104          745          119
Interest (expense)              (133)          (310)      (2,216)        (355)
Depreciation (expense)          (138)          (322)      (2,301)        (368)
Segmented profits (loss)        (521)        (1,218)      (8,700)      (1,392)
Allocation of fixed assets
      To segments              3,865          9,018       64.413       10,306


                                             COMMERCIAL SEGMENTS
                              --------------------------------------------------
                              PRESSURE    ENVIRONMENT    HISTORIC      COMPANY
                              WASHING      SERVICES     RESTORATION     TOTALS
                              --------------------------------------------------
Net sales                      11,276        8,780         5,811        39,040
Interest income                   850          671           447         2,981
Interest (expense)             (2,526)      (1,995)       (1,330)       (8,865)
Depreciation (expense)         (2,623)      (2,070)       (1,380)       (9,202)
Segmented profits (loss)       (9,917)      (7,830)       (5,220)      (34,798)
Allocation of fixed assets
      To segments              73,429       57,971        38,648       257,650


         SCHEDULE OF SEGMENTED ACCOUNTS FOR THE THREE MONTH PERIOD ENDED
                               DECEMBER 31, 2000:

                                            RESIDENTIAL SEGMENTS
                              --------------------------------------------------
                                 WOOD         STONE                   PRESSURE
                              RESTORATION   RESTORATION   SEALING      WASHING
                              --------------------------------------------------
Net sales                     11,192            939       18,787        1,916
Interest income                  552             49          926           97
Unrealized gain or (loss)
      on mutual funds         (7,199)          (635)     (12,068)      (1,270)
(Loss) on disposition of
      assets                    (324)           (29)        (543)         (57)
Interest (expense)            (2,773)          (245)      (4,649)        (489)
Depreciation (expense)        (1,990)          (176)      (3,336)        (351)
Segmented profits (loss)     (43,596)        (3,847)     (73,087)      (7,693)
Allocation of fixed assets
      To segments             49,337          4,353       82,712        8,707


                                   (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
          For the Three Months Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

         SCHEDULE OF SEGMENTED ACCOUNTS FOR THE THREE MONTH PERIOD ENDED
                               DECEMBER 31, 2000:
                                   (Continued)



                                             COMMERCIAL SEGMENTS
                              --------------------------------------------------
                              PRESSURE    ENVIRONMENT    HISTORIC      COMPANY
                              WASHING      SERVICES     RESTORATION     TOTALS
                              --------------------------------------------------

Net sales                       5,510       19,442         8,209        65,995
Interest income                   276          942           406         3,249
Unrealized gain or (loss)
      on mutual funds          (3,599)     (12,280)       (5,293)      (42,345)
(Loss) on disposition of
      assets                     (162)        (553)         (238)       (1,906)
Interest (expense)             (1,387)      (4,731)       (2,039)      (16,313)
Depreciation (expense)           (995)      (3,394)       (1,463)      (11,705)
Segmented profits (loss)      (21,798)     (74,369)      (32,055)     (256,445)
Allocation of fixed assets
      To segments              24,669       24,669        36,277       290,219


C. RECONCILIATION OF SEGMENTED AMOUNTS:

                                                             PERIOD ENDED
                                                      -------------------------
                                                       12/31/01        12/31/00
                                                      ---------       ---------
Interest income                                       $   2,981       $   3,249
Unrealized gain (loss) on mutual funds                     --           (42,345)
(Loss) on disposition of assets                            --            (1,906)
Interest (expense)                                       (8,865)        (16,313)
Depreciation (expense)                                   (9,202)        (11,705)
Segmented profits (loss)                                (34,798)       (256,445)
                                                      ---------       ---------

Net income (loss) to retained earnings                $ (49,884)      $(325,465)
                                                      =========       =========


Note 17 - MANAGEMENT STATEMENT
------- These unaudited financial statements contain all of the adjustments and notes considered necessary by management.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not guarantees of our future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond our control. Our actual results may differ materially from those anticipated in these forward-looking statements. Amounts presented here have been rounded to the nearest $1,000.

Nannaco's objective is to maximize shareholder value by focusing on growth, product innovation and profitability. The following discussion highlights Nannaco's performance and should be read in conjunction with the Consolidated Financial Statements and related notes included therein.


Overview

We have been in operation since October 1998, beginning with pressure washing surfaces. Since that time we have expanded to include our residential services, other commercial services, and vehicle cleaning. Beginning in the current fiscal year, we have begun contaminated soil and water removal and hauling services.


Results of Operations for the Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

We had gross profit from operations of $19,000 for the three months ended December 31, 2001 and a loss of $93,000 for the three months ended December 31, 2000 Revenues were $39,000 for the three months ended December 31, 2001 compared to $66,000 for the for the three months ended December 31, 2000. The $27,000 decrease in revenues is due primarily to a severe general downturn in business in the weeks and months directly following the tragedies of September eleventh. Calls from residential customers declined severely for a period of three to four weeks. Commercial calls also declined, but for a shorter period of time. Currently, the volume of customer calls has resumed its pre-September eleventh levels. Revenues were also affected by a lag period between the purchase of large yellow pages ads, and their appearance in the current edition of the yellow pages. The company opted to shift advertising resources away from a targeted, direct mail program, which was not producing desired results. Calls from the yellow pages ads have been steadily coming in, and should improve revenues during the next quarter. Also, due to the length of time the business has existed, the benefits of repeat opportunities and positive customer referrals have become a source of additional revenue.

Cost of Sales was $20,000 for the three months ended December 31, 2001 as compared to $159,000 for the three months ended December 31, 2000. The decrease in cost of sales is due to better management of labor and supply costs per job, including elimination and decreases in executive compensation. We believe we have improved our cost of sales management to achieve positive cash flow from operations during the current fiscal year.

Administrative and general expenses were $63,000 for the three months ended December 31, 2001as compared with $193,000 for the three months ended December 31, 2000. The $130,000 reduction in administrative and general expenses results from approximately $30,000 less in legal and professional expense, $28,000 less in officer compensation, $10,000 less in advertising expense, $16,000 less in payroll and other tax expenses, $11,000 less in rent expense, and $9,000 less in telephone expenses.

We had a net loss from operations of $50,000 for the three months ended December 31, 2001 and $325,000 for the three months ended December 31, 2000. The reduction in the net loss is a result of management's efforts to reduce expenses and improve operating efficiency as well as the elimination of legal expenses relative to the registration statement with the Securities and Exchange Commission which became effective on January 16, 2002.

Our revenues are derived from the various services we provide. Our residential services include wood restoration, stone restoration, sealing and pressure cleaning. These had revenues in the three months ended December 31, 2001 and for the three months ended December 31, 2000 as follows:

                           3 months ended 12/31/01       3 months ended 12/31/00
                           -----------------------       -----------------------
Wood Restoration                    $16,825                       $11,750
Stone Restoration                    $9,250                        $4,750
Sealing                             $12,950                       $23,000
Pressure Cleaning                    $4,200                        $3,250

Our commercial services include pressure cleaning, environmental services such as fleet cleaning and vent hood cleaning and historical restoration. The environmental services do not include contaminated soil and water removal and hauling services which are expected to produce revenues in the current fiscal quarter. Please see Plan of Operation below. These commercial services had revenues in the three months ended December 31, 2001 and for the three months ended December 31, 2000 as follows:

                           3 months ended 12/31/01       3 months ended 12/31/00
                           -----------------------       -----------------------
Pressure Cleaning                    $4,225                        $4,500
Fleet and Hood Cleaning             $12,775                       $17,000
Historical Restoration               $4,200                        $5,000

The decrease in commercial revenue is also a reflection of the allocation of advertising resources to residential wood and stone restoration. The increase in wood and stone restoration revenue is due to our increased advertising for these services. The decrease in sealing revenue is a result of our not advertising this service in favor of advertising stone restoration.

The current quarter's operations have included our first contaminated soil and water removal and hauling project. Despite the minimal revenue from this first project we believe we have demonstrated our abilities to the Texas Railroad Commission and anticipate additional contracts during the current fiscal year which will substantially increase revenues.

The current quarter's operations have also included an expansion of our services to include metal fabrication and installation of metal framing for solar panels and other applications. These services allow us to utilize our existing metal fabrication equipment and personnel skills for directly producing revenue where previously used primarily for equipment maintenance. We have obtained and are performing under two contracts for these types of services with anticipated revenue of approximately $100,000 for fiscal year 2002, with approximately $65,000 realized during the current quarter.


Liquidity and Capital Resources for Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

For the three months ended December 31, 2001 , we had current assets of $48,000 and $290,000 for the three months ended December 31, 2000. The $242,000 decrease in current assets is due primarily to $48,000 less in prepaid legal expenses and deposits and the liquidation of $179,000 of an investment in mutual funds which was used for operating expenses. Fixed assets for the three months ended December 31, 2001 were $153,000 as compared to fixed assets of $220,000 for the three months ended December 31, 2000. The $67,000 decrease in fixed assets is from $27,000 less in vehicles and a $30,000 increase in depreciation.

We had total liabilities of $405,000 for the three months ended December 31, 2001 and $641,000 for the three months ended December 31, 2000. The $236,000 decrease in liabilities is primarily due to the conversion of the below described promissory notes into common stock.

In December 2000, we issued three convertible promissory notes totaling $345,500 of principal. The notes matured in September 2001, accrue interest at ten percent per annum and are convertible into common stock at the five day average closing bid price for our common stock. The sale of these debentures was made after we had filed the registration statement with the U.S. Securities and Exchange Commission for the public offering described in this prospectus. As a result the exemption from registration which we relied upon for the sale of the debentures may not have been available resulting in the sale of the debentures to have been in violation of section of the Securities Act of 1933. The debenture holders would have the right to demand rescission of their investments. If any of these debenture holders demand rescission, we could be liable to repay the debentures as well as attorneys fees and possible other incidental damages. In addition, we could face civil penalties from state and federal securities law enforcement agencies. If rescission is demanded and or penalties are imposed it would have a materially adverse effect upon our financial condition by increasing our losses. Rescission and or the imposition of penalties would also have a materially adverse effect upon the development of our business as funds otherwise available for development purposes would be required to be expended for the rescission and or penalties. In November 2001, the debentures were converted into 377,742 shares of common stock. As of the date of this report, none of the debenture holders have demanded rescission. The value of the shares subject to recession is $377,742. These shares are accounted for in a separate section of the balance sheet entitled Common Stock Subject to Recession, with a description of the shares issued and outstanding in the transaction. A footnote to the financial statements fully describes the transaction and the potential ramifications thereof. These shares will remain in this classification until the expiration of the recession rights, and at no time during this period will these shares be included in the Stockholders' Equity section of the balance sheet, nor will these shares be included in the computation of Earnings (Loss) per share calculations until the recession possibility expires.

Our contaminated soil and water removal and hauling services are expected to improve our liquidity, however no assurances can be made that liquidity will in fact improve. Recently enacted Texas legislation requires the state to pay for the remediation of abandoned or closed oil or gas well drilling sites which have pits and ponds of used waste water and drilling sludge. During the fourth quarter of fiscal 2000 we have obtained the necessary U.S. Department of Transportation and Texas registrations to act as a sub-contractor to a fully licensed provider of remediation services and anticipate obtaining contracts for specific sites. Presently we are only licensed to provide sub-contractor services as and when we are selected to provide sub-contractor services for contaminated soil and water removal and hauling.

We have obtained and completed our first contract for contaminated soil and water removal and hauling services. We anticipate revenue from these contracts to increase during the current fiscal year and result in a substantial increase in revenues.

Weather can and does play a significant factor in revenue and liquidity. Throughout the summer of 2000, we were faced with the prospect of water shortages which could have resulted in forced curtailment of operations due to either higher water cost or actual restrictions on outdoor use. During the fall of 2001 we experienced problems on the other end of the spectrum. A wetter than usual weather pattern created delays in the wood sealing segment of our operations. We require approximately two days of dry weather between the cleaning and sealing components of our wood restoration projects. An unusual pattern of constant, intermittent rainfall during the fall created unforeseen problems with project completion. The weather pattern did, however, alleviate any concerns over water usage or restrictions in our commercial operations, as the local aquifer remained at levels well above normal.

Plan of Operations

We intend to achieve profitability through increased revenue and decreased expenses. During the previous fiscal year we hired the personnel we consider necessary to expand our residential and commercial services as well as enter into the hazardous waste remediation business including marketing expertise. Residential and commercial services will remain our primary business focus for the next year. While we believe the hazardous waste remediation business will develop into a substantial portion of our business we believe the development will be incremental over the next year as we establish our name and reputation as a service provider in this business. In April 2001, our executive officers and directors accepted a fifty percent salary reduction to realize an approximate $48,000 per quarter savings on compensation expense.

The private placements completed in July 2000 and December 2000 provided net proceeds of approximately $1,700,000 which we used to pay operating expenses and to acquire additional equipment required for expanded residential and commercial services as well as our projected hazardous waste site remediation services. We anticipate needing to raise approximately $150,000 in additional capital over the next six to twelve months primarily for marketing purposes. We intend to make private placements of our equity securities as well as seeking traditional debt financing when available.

Since February 2001 we have tendered over fifty commercial services bids with an average price of $3,800. As of December 1, 2001 bids for approximately $1,480,000 have been accepted and work has begun or is scheduled. Based upon our past experience, we anticipate having about 60% or higher of the bids accepted. In addition, we continue to seek out and submit additional bids and repeat customer business.

Our plan of operations for our contaminated soil and water removal and hauling services has been to first obtain the necessary licenses and permits to handle and transport hazardous material in the State of Texas and be placed on the approved vendors list of the State of Texas. At present we have the necessary licenses and permits to bid as a sub-contractor to a fully licensed hazardous waste site remediation service provider in the State of Texas. It is our intention to bid on various clean-up projects as a sub-contractor for specific portions of the clean up plan. We will rely upon our licensing consultant to keep us informed as to the timing and requirements of specific bids. As of February 1, 2002, we have bid upon four sub contracting projects for contaminated soil and water removal and hauling services. We were not the accepted bidder on one project and have been awarded our first project with the Railroad Commission of Texas. We have completed this first project and our performance has been rated as superior work..

Commencing contaminated soil and water removal and hauling services as a sub-contractor is not initially expected to increase our operating expenses as we currently have the necessary equipment and personnel to handle the projects for which we have outstanding bids and we are not required to operating permits as a sub-contractor. In the event that that multiple, simultaneous projects become available we will either need to purchase additional equipment and hire additional personnel or further sub-contract out work.. In any event, as contamination removal and hauling projects are awarded with compensatory draw schedules, as and when we are awarded projects, we will be able to collect start-up/materials draws to commence and sustain each job-site. However in the event we would seek or be required to obtain our own operating permits we would be required to commit significant human and capital resources which could result in increased operating costs. Such expenditures can be substantial and accordingly could have a material adverse effect on our financial condition.

The current quarter's operations have also included an expansion of our services to include metal fabrication and installation of metal framing for solar panels and other applications. These services allow us to utilize our existing metal fabrication equipment and personnel skills for directly producing revenue where previously used primarily for equipment maintenance. We have obtained and are performing under two contracts for these types of services with anticipated revenue of approximately $100,000 for fiscal year 2002, with approximately $65,000 realized during the current quarter. We intend to pursue this additional service revenue primarily through repeat business with our current contracts.

We estimate that we require approximately $250,000 to $500,000 to expand business as planned for the remainder of our current fiscal year. These funds will be used primarily for repayment of debt, equipment and marketing. However, in the event such funds are not obtained, we believe we can continue to operate at our present levels. Further reductions in operating expenses, particularly executive salaries may be required to operate within cash flow. Sources of capital will be sought primarily through the private placement of securities by our officers. While we do not believe commercial loans are available to us for operating expenses, debt financing of durable equipment is believed available through commercial lenders and equipment dealers.

Part II - Other Information

Item 1 - Legal Proceedings:  There are no proceedings to report.

Item 2. - Changes in Securities:  None

Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:  None.

Item 5. - Other Information:  None

Item 6. - Exhibits and Reports on Form 8-K:  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANNACO, INC.

Dated: February 13, 2002
       -----------------

/s/ANDREW DEVRIES, III
------------------------------
ANDREW DEVRIES, III, President