Form 10QSB
period 2002-03-31
NANNACO INC
filed 2002-05-21
CIK 1112748

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    six month period ended: March 31, 2002

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from  to

                         Commission file number: 333-44188

                                NANNACO, INC.
             (Exact name of registrant as specified in its charter)

                        TEXAS                    74-2891747
              (State of incorporation)      (IRS Employer ID No.)

                              9739 Cobb Street, # 1
                              San Antonio TX 78217
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (210) 545 3570

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of May 17, 2002, the Registrant had 15,335,342 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  NANNACO, INC
                         (A Development Stage Company)
                               d.b.a. Surface Pro
                                 Balance Sheets
                            March 31, 2002 and 2001



                                                           March        March
                                                         31, 2002     31, 2001
                                                        ---------    ---------
ASSETS
Current Assets:
       Cash on hand and in banks                        $      --    $     800
       Cash invested with broker                               --        1,582
       Certificates of deposit                             42,843       41,771
       Accounts receivable                                  5,382       45,372



Other Current Assets:
       Prepaids and deposits                                2,390       18,021
                                                        ---------    ---------
                  Total current assets                     50,615      107,546



Fixed Assets:
       Equipment and fixtures                             190,936      197,936
       Vehicles                                            66,714       66,714
       Less: accumulated depreciation                    (114,136)     (82,334)
                                                        ---------    ---------
                  Net property and equipment              143,514      182,316

Other Assets:
       Notes receivable - investors                       109,000      109,000
       Accrued interest on investors notes receivable      16,483        5,804
                                                        ---------    ---------
                  Total other assets                      125,483      114,804
                                                        ---------    ---------


TOTAL ASSETS                                            $ 319,612    $ 404,666
                                                        =========    =========
                                   UNAUDITED

                                  NANNACO, INC
                         (A Development Stage Company)
                               d.b.a. Surface Pro
                                 Balance Sheets
                            March 31, 2002 and 2001




LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                         March          March
                                                                       31, 2002       31, 2001
                                                                   ------------   ------------
Current Liabilities:
      Bank overdrafts                                               $     5,323    $     5,417
      Accounts payable - trade                                           71,277          2,945
      Accrued interest payable on loans                                  12,484         14,254
      Accrued salaries payable                                           37,255             --
      Current portion of notes payable                                   93,938        430,312
      Sales taxes payable                                                39,599         33,072
      Payroll taxes accured and/or withheld                             100,975         84,211
                                                                    -----------    -----------
               Total current liabilities                                360,851        570,211

Long-Term Liabilities:
      Installment notes payable                                          31,892         34,800
      Notes payable - banks (lines of credit)                            73,986         74,953
      Stock conversion notes payable                                         --        345,500
      Less: current portion                                             (93,938)      (430,312)
                                                                    -----------    -----------
               Net long-term debt                                        11,940         24,941
                                                                    -----------    -----------

Other Liabilities:
      Loans from shareholders                                            69,200         49,700
                                                                    -----------    -----------
               Total liabilities                                        441,990        644,852

Common Stock Subject to Redemption:
      Common stock (377,742 shares issued November 15, 2001,
          and outstanding)                                                  378
      Additional paid-in capital                                        377,364
                                                                    -----------    -----------
          Total common stock subjec to redemption                       377,742             --

Stockholders' Equity:
      Common stock (1,000 shares $1 par value authorized, 0 shares issued and outstanding at 09/30/01 and
           09/30/00)                                                         --             --
           (50,000,000 shares $0.001 par value authorized,
           14,957,600 shares issued and outstanding at
          at 03/31/02 and 03/31/01)                                      14,958         14,958
      Preferred stock - 10,000,000 shares authorized, none issued
          and outstanding                                                    --             --
      Paid in surplus                                                 3,379,829      1,735,810
      Retained deficit                                               (3,894,908)    (1,990,954)
                                                                    -----------    -----------
               Total stockholder's equity                              (500,121)      (240,186)
                                                                    -----------    -----------
TOTAL LIABLITIES AND STOCKHOLDER'S EQUITY                           $   319,612    $   404,666
                                                                    ===========    ===========




                                    UNAUDITED
                                      F - 3

                                  NANNACO, INC.
                               d.b.a. Surface Pro
                 Statements of Operations and Retained Deficits
             For the six month periods ended March 31, 2002 and 2001

                                                           March          March
                                                         31, 2002       31, 2001
Income:
      Revenue                                         $    73,010    $   164,752

Cost of Sales:
      Wages                                                14,140        204,026
      Supplies                                              9,011         13,115
      Contract labor                                        8,064          6,965
      Commissions                                             140             --
                                                      -----------    -----------
          Total cost of sales                              31,355        224,106

Gross Profit (Loss)                                        41,655        (59,354)

Administrative and General:
      Advertising                                             178         16,991
      Bank charges and wire fees                            2,797          1,380
      Gas, fuel and oil                                     5,140         10,255
      Depreciation                                         18,404         23,409
      Dues and subscriptions                                   --          1,294
      Insurance                                               145         12,232
      Legal and professional                               23,000        102,601
      Miscellaneous                                           617          4,881
      Office supplies                                         541          7,895
      Officer compensation                                 53,125         88,183
      Payroll tax expense                                   1,884         23,718
      Penalties                                                --          7,083
      Rent                                                  8,040         37,316
      Repairs and maintenance                                 886          7,485
      Truck lease                                           5,600
      Stock transfer/offering expense                         391         63,029
      Travel and entertainment                                360         18,119
      Utilities                                             6,198         16,002
                                                      -----------    -----------
          Total administrative and general expenses       127,306        441,873

Income (Loss) from Operations                             (85,651)      (501,227)

Other Income (Expense):
      Interest income                                       5,949          7,060
      Dividend income                                                     19,533
      Loss on disposition of assets                                      (68,283)
      Unrealized gains (losses) on mutual funds                               --
      Interest expense                                    (11,910)       (29,512)
                                                      ------------   -----------
          Total other income (expense)                     (5,961)       (71,202)
                                                      -----------    -----------
Net Income (Loss)                                         (91,612)      (572,429)

Retained (deficit), beginning of period                (3,803,296)    (1,418,525)
                                                      -----------    -----------

Retained (Deficit), End of Period                      (3,894,908)    (1,990,954)
                                                      ===========    ===========

Net Loss per share of common stock                    $   (0.0061)   $   (0.0383)
                                                      ===========    ===========


                                    UNAUDITED
                                      F - 4

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                            Statements of Cash Flows
                For the six months ended March 31, 2002 and 2001

                                                                              March           March
                                                                            31, 2002       31, 2001

Cash flows from operating activities:
Net income (loss)                                                           (91,612)       (572,429)
       Adjustments to reconcile net income to net cash provided by operating activities:
            Non-cash items:
                 Depreciation                                                18,404          23,410
            (Increase) decrease in certificates of deposit                     (599)              -
            (Increase) decrease in accounts receivable - trade               (3,283)        (25,068)
            (Increase) decrease in accrued interest receivable                5,350          (4,791)
            (Increase) decrease in accounts receivable - employee             1,913               -
            Increase (decrease) in bank overdraft                               (18)         (5,234)
            Increase (decrease) in accounts payable                          44,403        (138,732)
            Increase (decrease) in accrued interest on loans                (20,956)
            Increase (decrease) in accrued salaries payable                  37,255
            Increase (decrease) in current portion of long-term debts             -               -
            Increase (decrease) in sales taxes payable                        3,107               -
            Increase (decrease) in payroll tax liabilities                    6,036          39,484
                                                                          ----------    ------------
               Total adjustments                                             91,612        (110,931)
                                                                          ----------    ------------

                Net cash provided (used) by operating activities                  0        (683,360)

Cash Flows from investing activities:
       (Purchase) of equipment and vehciles                                       -          (5,451)
       (Increase) in loans receivable                                             -         (58,000)
       (Increase) decrease in prepaids and deposits                               -          99,304
       (Increase) decrease in investments                                         -         252,826
                                                                          ----------    ------------
               Net cash provided (used) by investing activities                   -         288,679
                                                                          ----------    ------------

Cash   Flows from financing activities: Conversion of debt to redeemable common stock:
            (Decrease) in conversion notes patable                         (345,500)              -
            (Decrease) in accrued interest on conversion notes              (32,242)              -
            Issuance of redeemable common stock for conversion notes        377,742               -
       Proceeds from loans convertible for common stock                           -         345,500
       Proceeds from loans                                                        -          52,223
       (Retirement) of loans                                                      -          (4,714)
                                                                          ----------    ------------
               Net cash provided (used) by financing activities                   -         393,009
                                                                          ----------    ------------

Net increase (decrease) in cash and equivalents                                   0          (1,672)

Cash and equivalents, beginning of period                                         -           2,472
                                                                          ----------    ------------

Cash and equivalents, end of period                                               0             800
                                                                          ==========    ============


                                    UNAUDITED
                                      F-5

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                       Statements of Stockholders' Equity
  For the Period of October 20, 1998 (date of inception) through March 31, 2002


                                                  SHARES COMMON STOCK                         DOLLARS
                                                  -------------------           ----------------------------------------------------
                                            $1.00 PAR $0.001 PAR      TOTAL     $1.00    $0.001     PAID IN     RETAINED
DATE                                          VALUE      VALUE        SHARES    STOCK     STOCK     SURPLUS     DEFICIT      TOTAL
----                                          -----      -----        ------    -----     -----    ---------    -------      -----
         Balance at October 1, 1998                                                $0        $0            -         $0           0
10/20/98 Original capitalization                500                      500      500                    500                  1,000
10/20/98 Property contributed by stockholder      0                        0                         108,039                108,039
  36,206  Surrendered certificates             (300)                    (300)    (300)                   300                      -
  6/1/99 Issued for services                          19,999,800  19,999,800             19,999                              19,999
                                             --------------------------------------------------------------------------------------
 9/30/99 Loss for period ending 09/30/99                                                                       (131,495)   (131,495)
                  Total 09/30/99                200   19,999,800  20,000,000      200    19,999      108,839   (131,495)     (2,457)
 3/10/00  Reverse split (1,000,000 TO 1)       (200) (19,999,788)(19,999,988)                                                     -
                                             --------------------------------------------------------------------------------------
                  Sub Total                       0           12          12      200    19,999      108,839   (131,495)     (2,457)
 3/31/00 Forward split (1 to 1,000,000)           0   11,999,988  11,999,988                                                      0
          Fractional redemption                                                  (200)                   199                     (1)
          Fractional redemption                                                          (7,999)      (6,800)               (14,799)
                                             --------------------------------------------------------------------------------------
                                                  0   12,000,000  12,000,000        0    12,000      102,238   (131,495)    (17,257)
 5/22/00 Shares issued for services                       50,000      50,000        0        50       49,950                 50,000
 5/22/00 Shares issued for claim settlement              435,000     435,000                435      434,565                435,000
 5/22/00 Shares issued for debt                        1,029,200   1,029,200              1,019    1,028,172              1,029,191
                  less $154,105 costs                                               0               (154,105)              (154,105)
 6/30/00 Shares sold at private placement              1,443,400   1,443,400        0     1,444    1,234,081              1,235,525
              less $314,072 costs                                                                   (307,563)              (307,563)
                                             --------------------------------------------------------------------------------------
                  Total 06/30/00                  0   14,957,600  14,957,600        0    14,948    2,387,338   (131,495)  2,270,791
         Shares issued for debt                                                              10       (6,509)                (6,499)
 7/24/00 Shares issued for services                                                                  999,000                999,000
 9/30/00 Loss for FYE 09/30/00                                                                               (2,918,691) (2,918,691)
                                             --------------------------------------------------------------------------------------
                  Total 09/30/00                  0   14,957,600  14,957,600        0    14,958    3,379,829 (3,050,186)    344,601
 9/30/01 Loss period ending 09/30/01                                                                           (753,110)   (753,110
                                             --------------------------------------------------------------------------------------
                  Total 09/30/01                  0   14,957,600  14,957,600        0    14,958    3,379,829 (3,803,296)   (408,509)
                                             --------------------------------------------------------------------------------------
 3/31/02  Loss period ending 03/31/02                                                                           (91,612)    (91,612)
                  Total 03/31/02                  0   14,957,600  14,957,600       $0   $14,958    3,379,829($3,894,908)   (500,121)
                                             ======================================================================================

                                    UNAUDITED
                                      F-6

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

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

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 2 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
------
         POLICIES (Continued)

    D.   PROPERTY AND EQUIPMENT
         Equipment and vehicles are stated at cost. Depreciation is calculated on the straight line method over the estimated useful lives of the assets for book purposes and the Modified Accelerated Cost
         Recovery System (MACRS) for tax purposes.

    E.   FEDERAL INCOME TAXES
         Provisions for income taxes are calculated on pretax income reported for financial statement purposes. Deferred income taxes or benefit from income taxes are provided through timing differences between the reporting of financial statement income and taxable income. These differences result primarily from the use of straight line depreciation for reporting purposes and Modified Accelerated Cost Recovery System for tax purposes. If material, these differences will be recorded as deferred income taxes or benefit from income taxes. Due to the accumulated deficit from inception to March 31, 2002, no deferred taxes or benefit from income taxes has been provided.

Note 3 - CERTIFICATES OF DEPOSIT
------
         On June 23, 2000, the Company invested in two certificates of deposit in the amounts of $20,000 each, earning interest at the rate of 5.75% annually. These certificates mature in one year from the date of purchase. These certificates matured June 23, 2001, and along with accrued interest, in the amount of $1,365, were renewed for one year at the interest rate of 3% per annum. Interest in the amount of $1,175 was accrued on both certificates. These certificates secure line of credit notes payable.

Note 4 - ACCOUNTS RECEIVABLE - TRADE
------
         The trade accounts receivable are recorded by the date of the invoice, which is the date the work is completed. The terms on the invoices are due upon completion, unless other arrangements are made prior to the beginning of the project. At March 31, 2002 and 2001, the balances of trade receivables were $5,383 and $45,372 respectively, which are deemed to be collectible in full.

Note 5 - PREPAIDS AND DEPOSITS
------
         The following schedule details the content of the asset Prepaids and
         Deposits:

                                                    03/31/02      03/31/01
                                                    --------      --------
         Final month's rent on warehouse            $      0      $  1,600
         Prepaid office lease                                        7,164
         Prepaid legal fees                                          6,583
         Prepaid interest on installment loan          2,390         2,674
                                                    --------      --------
                  Total prepaids and deposits       $  2,390       $18,021
                                                    ========      ========

         The final month's rent on warehouse facility and the prepaid office lease were absorbed into operating expenses during the fiscal year ended September 30, 2001, with occupancy of the facilities being terminated June 15, 2001.

        The prepaid legal fees was the result of an agreement between the Company and their legal counsel. A retainer of $100,000 was paid to the attorney for future services and applicable expenses. An amount of $5,000 per month plus expenses was to be taken into income by the attorney and a like amount expensed for legal expense by the Company. On December 5, 2000, $45,000 was refunded to the Company by the attorney, leaving the amount or $6,583 as prepaid at March 31, 2001. All prepayments were utilized for future legal expenses. This


                                   (Continued)
                                       F-8

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 5 - PREPAIDS AND DEPOSITS (Continued):
        attorney is retained for SEC compliance issues, including prior placements and offerings, registration statements, and other SEC issues. There is no litigation pending at this time.

        The prepaid interest amount carried on the balance sheet is the interest included in an installment loan on a vehicle purchased by the company. The amounts taken to expense each period are based on the straight line method over the life of the loan as each installment payment is made.

Note 6 - EQUIPMENT AND FIXTURES AND VEHICLES
         Fixed assets are recorded at cost and are summarized as follows:


                                                     03/31/02     03/31/01
           Equipment                                 $190,936     $197,936
           Vehicles                                    66,714       66,714
                                                    ---------     --------
                    Total Fixed Assets (at Cost)     $257,650     $264,650

           Less Accumulated Depreciation from
                    Inception (October 20, 1998) to
                    March 31, 2002 and 2001          (114,136)     (82,334)
           Net Fixed Assets at March 31,
                    2002 and 2001                    $143,514     $182,316
                                                     ========     ========

        Depreciation expense charged against operations for the period ending March 31, 2002, totaled $18,404 and $23,409 for the period ended March 31,2001.

Note 7 - Other Assets
------
     A.  Notes Receivable - Investors
        The Company has made advances to sixteen of its investors in the amounts of $109,000 at March 31, 2002, 2001. These cash advances were secured by promissory notes due on January 1, 2003. These notes carry the provision of 9.75% per annum interest from the date of the advance to the due date.

     B.  Accrued Interest on Notes Receivable - Investors
        Interest accrual on Investors Notes Receivable retroactively accrued on the advances to investors from the date of the advance to March 31, 2002 and 2001. This interest is due on January 1, 2003, along with the principal. Accumulated amounts were $16,483 at March 31, 2002, and $5,804 at March 31,2001.

Note 8 - CURRENT LIABILITIES

     A. Bank overdrafts on March 31, 2002 in the amounts of $5,323, and $5,417 at March 31, 2001, were created by the practice of writing checks at the end of the month and clearing the overdrafts by the first banking day of the following month.

     B. Trade accounts payable of $71,276 and $2,945 on March 31, 2002 and 2001 respectively, were the amounts owed to suppliers, utilities and other monthly operating expenses at the end of the periods. These amounts are normally cleared during the month following the purchase, or as soon as possible thereafter.

     C. Accrued interest on loans and notes payable is accrued from the date of the last payment through March 31, 2002 and 2001.


                                   (Continued)
                                       F-9

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 8 - CURRENT LIABILITIES
------
    D.  CONVERSION NOTES PAYABLE
        On December 7, 2000, an agreement was signed for the purchase of a NANNACO, Inc Convertible Promissory Note in the amount of $140,000. This note was for conversion to NANNACO, Inc. common stock, at the market price on the date of conversion. The maturity date is set as September 25, 2001 and the note contains the provision for the payment of 10% interest.

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

     E. The accumulations in Sales Taxes Payable and Payroll Taxes
        Accrued and/or Withheld are the amounts due to government agencies for taxes. The Sales Taxes due is the aggregate unremitted amount due to the State of Texas for sales taxes applicable to commercial jobs. The Payroll Taxes are the employees' portions and the employers' portion of payroll taxes.

Note 9 - LONG TERM LIABILITIES
------

     A.  INSTALLMENT NOTES PAYABLE
        Installment obligations consist of two notes payable. The first note is secured by a vehicle and the endorsement of the Company President, for the purchase of a truck to transport Company equipment from one job site to another. Interest on this obligation is included in the note balance, and capitalized as a deferred charge. This interest is being amortized straight-line method over the term of the note. As of March 31, 2002 and 2001, the details are as follows:

          Note payable to Auto One Acceptance Corporation, payable in 60 monthly installments of $390 each, secured by a 1994 GMC truck.


                                      03/31/02       03/31/01
                                      --------       --------
            Original Amount           $ 23,400       $ 23,400
            Current Balance           $  6,542       $  6,773
            Long-Term Portion         $      0       $  2,093
            Current Portion Due       $  6,542       $  4,680
            Interest rate               20.75%         20.75%
            Unamortized interest      $  2,390       $  2,674


        On February 19, 2000, an installment loan was obtained from Bank One. This note is secured by the personal guarantee of the Company president and is payable in sixty monthly installments of $745 each. The interest rate is 10% per annum. The details at March 31, 2002 and 2001 are as follows:

                                    03/31/02        03/31/01
                                    --------        --------
           Original Amount           $35,000         $35,000
           Current Balance           $25,350         $28,191
           Long-Term Portion         $18,920         $21,893
           Current portion due       $13,410         $ 6,298
           Interest Rate                 10%             10%
           Due Date                  Monthly         Monthly


                                   (Continued)
                                      F-10

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 9 - LONG TERM LIABILITIES (Continued)

    B.  NOTES PAYABLE - LINES OF CREDIT
        The Bank One line of credit loan was originated on July 15, 1999, and was secured by the personal guarantee of the Company president. The due date was July 15, 2002, with interest at prime plus 1.25% to be paid monthly.
                                         03/31/02         03/31/01
                                         --------         --------
          Available Amount               $ 35,000         $ 35,000
          Current Balance                $ 33,986         $ 34,953
          Long-Term Portion              $      0         $      0
          Current Portion Due            $ 33,986         $ 34,953
          Interest Rate          Prime plus 1.25%  Prime plus 1.25%
          Due date                       07/15/02         07/15/01

        Additionally, on June 21, 2000, the company established two new line of credit notes with the Frost National Bank. These notes are identical in structure and allow draws up to $20,000 each. Both notes are secured by certificates of deposit (See Note 3). The two notes were due June 21, 2001 and both require interest on the outstanding balance at the rate of 9.5% per annum. These notes were renewed with a new due date of June 21, 2002, and an interest rate of 5.00%. The summary of both notes at March 31, 2002 and 2001 is as follows:

                                               Note #1        Note #2
            Available Amount                  $ 20,000       $ 20,000
            Current  Balances                 $ 20,000       $ 20,000
            Long-Term Portion                 $      0       $      0
            Current Portion Due               $ 20,000       $ 20 000
            Interest Rate                     5.0%/9.5%     5.0%/9.5%
            Due Dates                         06/21/02       06/21/02
                                              06/21/01       06/21/01

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

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 12 - REDEEMABLE COMMON STOCK AND PAID IN SURPLUS
-------
        As discussed in Note 8E, the Company entered into an agreement with three parties for purchase of a NANNACO, Inc. common stock through Convertible Promissory Notes. These notes were made with non-qualified purchasers. As of November 15, 2001, these notes were converted into 377,742 shares of NANNACO, Inc. $0.001 common stock. This resulted in an allocation of $378 to the stock and $377,364 to additional paid-in capital. Since the purchasers were non-qualified purchasers, this stock can be redeemed at the option of the purchaser at any time for three years from the dates of the original notes. The company has a liability to redeem these shares, at the option of the shareholder, at the issued value, plus accrued interest to the date of redemption. This stock is therefore carried on the balance sheet in a special category and not included in the equity portion of the Company, since the Company has no control of the redemption. Also, this stock is not included in the computation of earnings (losses) per share of common stock outstanding. The treatment of this stock will continue to be segregated until it is redeemed or the three year period of optional redemption expires (three years from the date of the original notes). The potential liability of interest on the redemption of this stock was not considered in the computation of the net loss for the period ended March 31, 2002, since it is only due if the option to redeem is exercised by the purchasers of the stock. As of that date, the potential liability for interest on this stock is $14,075.

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

        Also, in 1999, the company issued 19,999,800 shares of the new par value ($0.001) per share common stock for services. Details as to the type of services and the number of shares is as follows:


        ------------------------------ -------------------------
                Summary of Service          Number of Shares
        ------------------------------ -------------------------
        Administrative and accounting                    73,000
        ------------------------------ -------------------------
        Business development                          3,300,000
        ------------------------------ -------------------------
        Corporate attorney                            1,015,000
        ------------------------------ -------------------------
        Employment                                        3,000
        ------------------------------ -------------------------
        Company president                            12,302,800
        ------------------------------ -------------------------
        Procedure consultant                              3,000
        ------------------------------ -------------------------
        Public relations                                300,000
        ------------------------------ -------------------------
        Technical advisor                                 3,000
        ------------------------------ -------------------------
        Trust shares for expansion                    3,000,000
        ------------------------------ -------------------------
           Total                                     19,999,800
        ------------------------------ -------------------------


                                   (Continued)
                                      F-12

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS (Continued):
-------
        At a stockholders meeting in March of 2000 a 1,000,000 to 1 reverse stock split was approved. All certificates for under a 1,000,000 shares were canceled and the resultant amounts were refunded to the respective shareholders. Later in March, 2000, a 1,000,000 to 1 forward split was declared by the board of directors.

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

        Also in the fiscal year ended September 30, 2000, 1,029,200 shares of new par value ($.001) common stock was converted from debts held by certain individuals. This conversion converted $519,700 of debt received through April, 2000, and a charge against operations in the amount of $509,500. Allocation of the $1,029,200 (based on an issue price of $1.00 per share) was as follows:


          ----------------------------------------------- ----------
          Debt conversion                                   519,700
          ----------------------------------------------- ----------
          Non-cash charge against operations                509,500
          ----------------------------------------------- ----------
                                                          1,029,200
          ----------------------------------------------- ----------
          Less cash expenses relating to conversion         154,105
          ----------------------------------------------- ----------
                                                            875,095
          ----------------------------------------------- ----------


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

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

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

     B. Measurement of Segment Profit or Loss and Segment Assets - The accounting policies of all the segments are the same as those described in the summary of significant accounting policies. Sales revenue and cost of goods sold for each segment can be determined on a segment basis. The remaining operating expenses are general corporate expenses, but are allocated to the various segments on the basis of the same percentages as result from the allocation of the cost of sales for the individual segments. Management feels that this is a fair allocation of the general corporate expenses to give a net profit from operations for each individual segment. The allocation for interest expense is based upon the same percentages. Since all fixed assets are jointly utilized by all segments, the depreciation expense is allocated to the segments by the percentage of revenue generated by the segment. Interest income and investment revenues are common to all segments, so this also is allocated by the segment income percentage. Gains or losses on asset dispositions are also allocated by the income allocation method.


          SCHEDULE OF SEGMENTED ACCOUNTS FOR THE SIX MONTH PERIOD ENDED
                                 MARCH 31, 2002:

                                     RESIDENTIAL SEGMENTS
                          --------------------------------------------
                              WOOD        STONE               PRESSURE
                          RESTORATION  RESTORATION  SEALING    WASHING
                          -----------  -----------  -------   --------
Net sales                     1,903        8,026     23,792      1,480
Interest income                 155          654      1,939        121
Interest (expense)             (310)      (1,309)    (3,881)      (241)
Depreciation (expense)         (480)      (2,023)    (5,997)      (373)
Segmented profits (loss)     (1,753)      (7,392)   (21,914)    (1,363)
Allocation of fixed assets
      To segments             6,716       28,324     83,961      5,223


                                   (Continued)

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 15 - SEGMENTED DISCLOSURES (Continued)
-------
          SCHEDULE OF SEGMENTED ACCOUNTS FOR THE SIX MONTH PERIOD ENDED
                           MARCH 31, 2002 (Continued):


                                                  COMMERCIAL SEGMENTS
                                      -----------------------------------------
                                      PRESSURE ENVIRONMENT   HISTORIC   COMPANY
                                      WASHING    SERVICES   RESTORATION  TOTALS
                                     --------- -----------  ----------- -------
         Net sales                    12,776      16,898       8,135     73,010
         Interest income               1,041       1,377         662      5,949
         Interest (expense)           (2,084)     (2,757)     (1,328)   (11,910)
         Depreciation (expense)       (3,221)     (4,260)     (2,050)   (18,404)
         Segmented profits (loss)    (11,768)    (15,564)     (7,493)   (67,247)
         Allocation of fixed assets
               To segments            45,086      59,633      28,707    257,650


          SCHEDULE OF SEGMENTED ACCOUNTS FOR THE SIX MONTH PERIOD ENDED
                                 MARCH 31, 2001:

                                                       RESIDENTIAL SEGMENTS
                                     -------------------------------------------------------
                                        WOOD          STONE                         PRESSURE
                                     RESTORATION    RESTORATION      SEALING         WASHING

         Net sales                     28,009         9,090           57,688           6,595
         Interest income                1,200           390            2,472             283
         Dividend income                3,321         1,078            6,839             782
         (Loss) on disposition of
               assets                 (11,609)       (3,767)         (23,909)         (2,733)
         Interest (expense)            (5,017)       (1,628)         (10,334)         (1,181)
         Depreciation (expense)        (3,980)       (1,292)          (8,197)           (937)
         Segmented profits (loss)     (81,232)      (26,363)        (167,308)        (19,127)
         Allocation of fixed assets
               To segments             39,894        12,947           82,166           9,393



                                                       COMMERCIAL SEGMENTS
                                      ---------------------------------------------------
                                      PRESSURE       ENVIRONMENT    HISTORIC      COMPANY
                                      WASHING         SERVICES    RESTORATION      TOTALS
                                      --------       -----------  -----------     --------
         Net sales                     10,790          38,314        14,266        164,752
         Interest income                  462           1,642           611          7,060
         Dividend income                1,279           4,543         1,691         19,533
         (Loss) on disposition of
               assets                  (4,472)        (15,880)       (5,913)       (68,283)
         Interest (expense)            (1,933)         (6,863)       (2,556)       (29,512)
         Depreciation (expense)        (1,533)         (5,444)       (2,026)       (23,409)
         Segmented profits (loss)     (31,293)       (111,119)      (41,376)      (477,818)
         Allocation of fixed assets
               To segments             15,368          54,571        20,321        234,660







                                   (Continued)
                                      F-15

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Six Months Periods Ended March 31, 2002 and 2001
                                   (Unaudited)


   C.  RECONCILIATION OF SEGMENTED AMOUNTS
                                                            PERIOD ENDED
                                                      03/31/02        03/31/01
         Interest income                               $ 5,949         $ 7,060
             Dividend income                                            19,533
            (Loss) on disposition of assets                            (68,283)
             Interest (expense)                        (11,910)        (29,512)
             Depreciation (expense)                    (18,404)        (23,409)
             Segmented profits (loss)                  (67,247)       (477,818)
                                                      --------       ---------
             Net income (loss) to retained earnings   $(91,612)      $(572,429)
                                                      ========       =========

Note 16 - MANAGEMENT STATEMENT
-------
          These unaudited financial statements contain all of the adjustments and notes considered necessary by management.

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


Results of Operations for the Six Months Ended March 31, 2002 Compared to the Six Months Ended March 31, 2002

We had gross profit from operations of $42,000 for the six months ended March 31, 2002 and a loss of $59,000 for the six months ended March 31, 2002. Revenues were $73,000 for the six months ended March 31, 2002 compared to $165,000 for the for the six months ended March 31, 2001. The $92,000 decrease in revenues is due primarily to a severe general downturn in business in the weeks and months directly following the tragedies of September eleventh. Calls from residential customers declined severely for a period of three to four weeks. Commercial calls also declined, but for a shorter period of time. Currently, the volume of customer calls has resumed its pre-September eleventh levels. Revenues were also affected by a lag period between the purchase of large yellow pages ads, and their appearance in the current edition of the yellow pages. The company opted to shift advertising resources away from a targeted, direct mail program, which was not producing desired results. Calls from the yellow pages ads have been steadily coming in, and should improve revenues during the next quarter. Also, due to the length of time the business has existed, the benefits of repeat opportunities and positive customer referrals have become a source of additional revenue.


Cost of Sales was $31,000 for the six months ended March 31, 2002 as compared to $224,000 for the six months ended March 31, 2001. The decrease in cost of sales is due to better management of labor and supply costs per job, including elimination and decreases in executive compensation. We believe we have improved our cost of sales management to achieve positive cash flow from operations during the current fiscal year.

Administrative and general expenses were $127,000 for the six months ended March 31, 2002 as compared with $442,000 for the six months ended March 31, 2001. The $315,000 reduction in administrative and general expenses results from approximately $80,000 less in legal and professional expense, $63,000 less in stock transfer and offering expense, $35,000 less in officer compensation, $31,000 less in payroll and other tax expenses and penalties, $29,000 less in rent expense, $17,000 less in advertising expense, $17,000 less in travel expense, and $9,000 less in telephone expenses.

We had a net loss of $92,000 for the six months ended March 31, 2002 and $572,000 for the six months ended March 31, 2001. The reduction in the net loss is a result of management's efforts to reduce expenses and improve operating efficiency as well as the elimination of legal expenses relative to the registration statement with the Securities and Exchange Commission which became effective on January 16, 2002.

Our revenues are derived from the various services we provide. Our residential services include wood restoration, stone restoration, sealing and pressure cleaning. These had revenues in the six months ended March 31, 2002 and for the six months ended March 31, 2001 as follows:

                     6 months ended 03/31/02   6 months ended 03/31/01
                     -----------------------   -----------------------
Wood Restoration            $1,903                     $28,009
Stone Restoration           $8,026                      $9,090
Sealing                    $23,792                     $57,688
Pressure Cleaning           $1,480                      $6,595

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

                            6 months ended 03/31/02     6 months ended 03/31/01
                            -----------------------     -----------------------
Pressure Cleaning                $12,776                          $10,790
Fleet and Hood Cleaning          $16,898                          $38,314
Historical Restoration            $8,135                          $14,266

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

Liquidity and Capital Resources for Six Months Ended March 31, 2002 Compared to the Six Months Ended March 31, 2001

For the six months ended March 31, 2002, we had current assets of $51,000 and $108,000 for the six months ended March 31, 2001. The $57,000 decrease in current assets is due primarily to $16,000 less in prepaid legal expenses and deposits. The was also a $40,000 reduction in accounts receivable which where written off. Fixed assets for the six months ended March 31, 2002 were $144,000 as compared to fixed assets of $182,000 for the six months ended March 31, 2001 The $38,000 decrease in fixed assets is from a $32,000 increase in depreciation and a $7,000 decrease in equipment and fixtures.

We had total liabilities of $442,000 for the six months ended March 31, 2002 and $645,000 for the six months ended March 31, 2001. The $203,000 decrease in liabilities is primarily due to a $69,000 increase in trade payables, $37.000 in accrued officer salaries and a $17,000 increase in accrued payroll taxes.

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

NANNACO, INC.

Dated: May 20, 2002

/s/ANDREW DEVRIES, III
-----------------------
ANDREW DEVRIES, III, President