Form 10QSB
period 2002-06-30
NANNACO INC
filed 2002-08-28
CIK 1112748

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    nine month period ended: June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of August 26, 2002, the Registrant had 15,335,342 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

PART I-- FINANCIAL INFORMATION
Item 1. Financial Statements.

                                  NANNACO, INC
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                                 Balance Sheets
                             June 30, 2002 and 2001




                                     ASSETS

                                                            June          June
                                                        30, 2002      30, 2001

Current Assets:
       Cash on hand and in banks                        $       0    $       0
       Cash invested with broker                                         1,582
       Certificates of deposit                             21,717       42,328
       Accounts receivable                                  3,634        8,057
       Accounts receivable - other                          7,368        3,251


Other Current Assets:
       Prepaids and deposits                                2,390        2,390
                                                        ---------    ---------
                  Total current assets                     35,109       57,608



Fixed Assets:
       Equipment and fixtures                             190,936      190,936
       Vehicles                                            66,714       66,714
       Less: accumulated depreciation                    (123,338)     (94,039)
                                                        ---------    ---------
                  Net property and equipment              134,312      163,611

Other Assets:
       Notes receivable - investors                       109,000      109,000
       Accrued interest on investors notes receivable      19,208        8,453
                                                        ---------    ---------
                  Total other assets                      128,208      117,453
                                                        ---------    ---------


TOTAL ASSETS                                            $ 297,629    $ 338,672
                                                        =========    =========






                                    UNAUDITED
                                      F - 2

                                            NANNACO, INC
                                   (A Development Stage Company)
                                         d.b.a. Surface Pro
                                           Balance Sheets
                                       June 30, 2002 and 2001



                                LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                    June           June
                                                                  30, 2002       30, 2001

Current Liabilities:
 Bank overdrafts                                               $     4,475    $     5,917
 Accounts payable - trade                                          186,697         47,844
 Conversion notes payable                                                         377,663
 Current portion of notes payable                                   73,938         83,319
 Sales taxes payable                                                40,801         35,077
 Payroll taxes accured and/or withheld                             100,975        102,062
                                                               -----------    -----------
           Total current liabilities                               406,886        651,882

Long-Term Liabilities:
 Installment notes payable                                          31,892         32,051
 Notes payable - banks (lines of credit)                            53,986         74,902
 Less: current portion                                             (73,938)       (83,319)
                                                               -----------    -----------
           Net long-term debt                                       11,940         23,634
                                                               -----------    -----------

Other Liabilities:
 Loans from shareholders                                            43,700              0
                                                               -----------    -----------
           Total liabilities                                       462,526        675,516

Common Stock Subject to Redemption:
 Common stock (377,742 shares issued November 15, 2001,
      and outstanding)                                                 378
 Additional paid-in capital                                        377,364
                                                               -----------    -----------
      Total common stock subjec to redemption                      377,742              0

Stockholders' Equity:
 Common stock (1,000 shares $1 par value authorized,
       0 shares issued and outstanding at 09/30/01 and
       09/30/00)                                                         0              0
       (50,000,000 shares $0.001 par value authorized,
       14,957,600 shares issued and outstanding at
      at 06/30/02 and 06/30/01)                                     14,958         14,958
 Preferred stock - 10,000,000 shares authorized, none issued and outstanding
 Paid in surplus                                                 3,379,829      3,379,829
 Retained deficit                                               (3,937,426)    (3,731,631)
                                                               -----------    -----------
           Total stockholder's equity                             (542,639)      (336,844)
                                                               -----------    -----------

TOTAL LIABLITIES AND STOCKHOLDER'S EQUITY                      $   297,629    $   338,672
                                                               ===========    ===========




                                    UNAUDITED
                                      F - 3

                                  NANNACO, INC.
                               d.b.a. Surface Pro
                 Statements of Operations and Retained Deficits
             For the nine month periods ended June 30, 2002 and 2001

                                                       June           June
                                                     30, 2002       30, 2001
Income:
  Revenue                                         $   117,821    $   232,703

Cost of Sales:
  Wages                                                14,139        259,892
  Supplies                                             19,246         49,362
  Contract labor                                       18,049         41,793
  Commissions                                           3,940
                                                  -----------    -----------
      Total cost of sales                              55,374        351,047
                                                  -----------    -----------

Gross Profit (Loss)                               $    62,447    ($  118,344)

Administrative and General:
  Advertising                                             178         18,012
  Bank charges and wire fees                            4,055          2,027
  Bonus expense                                                          875
  Consulting fees                                                     27,357
  Gas, fuel and oil                                    11,806         13,962
  Depreciation                                         27,605         35,114
  Dues and subscriptions                                               1,294
  Equipment rental                                                     7,075
  Insurance                                               933         18,327
  Legal and professional                               29,050        105,559
  Miscellaneous                                           319          8,579
  Office supplies                                         622          9,649
  Officer compensation                                 79,688         96,858
  Payroll tax expense                                   1,884         28,655
  Penalties
  Rent                                                 21,785         48,330
  Repairs and maintenance                               3,036          9,378
  Stock registration expense                            1,826          1,921
  Taxes                                                                1,056
  Telephone                                             7,554         19,929
  Trade show expense                                      178          2,428
  Travel and entertainment                                360         20,026
  Utilities                                             1,792            956
                                                  -----------    -----------
      Total administrative and general expenses       192,671        477,367
                                                  -----------    -----------
Income (Loss) from Operations                        (130,224)      (595,711)

Other Income (Expense):
  Interest income                                      11,049         10,266
  Dividend income                                                     19,533
  Loss on disposition of assets                                      (80,641)
  Interest expense                                    (14,955)       (34,893)
                                                  -----------    -----------
      Total other income (expense)                     (3,906)       (85,735)
                                                  -----------    -----------

Net Income (Loss)                                    (134,130)      (681,446)

Retained (deficit), beginning of period            (3,803,296)    (3,050,186)
                                                  -----------    -----------

Retained (Deficit), End of Period                 $(3,937,426)   $(3,731,632)
                                                  ===========    ===========

Net Loss per share of common stock                $  (0.00897)   $  (0.04556)
                                                  ===========    ===========


                                    UNAUDITED
                                      F - 4

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                            Statements of Cash Flows
                For the nine months ended June 30, 2002 and 2001

                                                                      June         June
                                                                    30, 2002     30, 2001

Cash flows from operating activities:
Net income (loss)                                                  $(134,130)   $(681,446)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Non-cash items:
            Depreciation                                              27,605       35,114
       (Increase) decrease in certificates of deposit                 20,526       (1,703)
       (Increase) decrease in cash held in escrow                                   2,472
       (Increase) decrease in accounts receivable                     (1,534)      12,247
       (Increase) decrease in accrued interest receivable             (8,075)      (3,118)
       (Increase) decrease in accounts receivable - employee          (5,455)
       (Increase) decrease in fair market value of investments                     12,358
       Increase (decrease) in bank overdraft                            (866)      (4,732)
       Increase (decrease) in accounts payable                        55,627       24,710
       Increase (decrease) in accrued interest on loans               12,730
       Increase (decrease) in accrued salaries payable                43,228
       Increase (decrease) in current portion of long-term debts          --          (88)
       Increase (decrease) in sales taxes payable                      4,308        7,710
       Increase (decrease) in payroll tax liabilities                  6,036       51,630
                                                                   ---------    ---------
          Total adjustments                                          154,130      136,600
                                                                   ---------    ---------

           Net cash provided (used) by operating activities           20,000     (544,846)

Cash Flows from investing activities:
  (Purchase) of equipment and vehciles                                     0
  (Increase) in loans receivable                                                  (65,440)
  Purchase of fixed assets                                                          1,550
  (Increase) decrease in prepaids and deposits                                    114,799
  (Increase) decrease in investments                                              253,973
                                                                   ---------    ---------
          Net cash provided (used) by investing activities                 0      304,882
                                                                   ---------    ---------

Cash Flows from financing activities:
  Conversion of debt to redeemable common stock:
       (Decrease) in conversion notes payable                       (345,500)
       (Decrease) in accrued interest on conversion notes            (32,242)
       Issuance of redeemable common stock for conversion notes      377,742
  Increase (decrease)
  Proceeds from loans convertible for common stock                                345,500
  Proceeds from loans                                                              32,164
  (Retirement) of loans                                              (20,000)    (137,700)
                                                                   ---------    ---------
          Net cash provided (used) by financing activities           (20,000)     239,964
                                                                   ---------    ---------

Net increase (decrease) in cash and equivalents                           (0)           0

Cash and equivalents, beginning of period                                  0            0
                                                                   ---------    ---------

Cash and equivalents, end of period                                $      (0)   $       0
                                                                   =========    =========



                                    UNAUDITED
                                       F-5

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                       Statements of Stockholders' Equity
  For the Period of October 20, 1998 (date of inception) through June 30, 2002




                                                  SHARES COMMON STOCK                         DOLLARS
                                                  -------------------           ----------------------------------------------------
                                            $1.00 PAR $0.001 PAR      TOTAL     $1.00    $0.001     PAID IN     RETAINED
DATE                                          VALUE      VALUE        SHARES    STOCK     STOCK     SURPLUS     DEFICIT      TOTAL
----                                          -----      -----        ------    -----     -----    ---------    -------      -----
         Balance at October 1, 1998                                                $0        $0            -         $0           0
10/20/98 Original capitalization                500                      500      500                    500                  1,000
10/20/98 Property contributed by stockholder      0                        0                         108,039                108,039
  36,206  Surrendered certificates             (300)                    (300)    (300)                   300                      -
  6/1/99 Issued for services                          19,999,800  19,999,800             19,999                              19,999
                                             --------------------------------------------------------------------------------------
 9/30/99 Loss for period ending 09/30/99                                                                       (131,495)   (131,495)
                  Total 09/30/99                200   19,999,800  20,000,000      200    19,999      108,839   (131,495)     (2,457)
 3/10/00  Reverse split (1,000,000 TO 1)       (200) (19,999,788)(19,999,988)                                                     -
                                             --------------------------------------------------------------------------------------
                  Sub Total                       0           12          12      200    19,999      108,839   (131,495)     (2,457)
 3/31/00 Forward split (1 to 1,000,000)           0   11,999,988  11,999,988                                                      0
          Fractional redemption                                                  (200)                   199                     (1)
          Fractional redemption                                                          (7,999)      (6,800)               (14,799)
                                             --------------------------------------------------------------------------------------
                                                  0   12,000,000  12,000,000        0    12,000      102,238   (131,495)    (17,257)
 5/22/00 Shares issued for services                       50,000      50,000        0        50       49,950                 50,000
 5/22/00 Shares issued for claim settlement              435,000     435,000                435      434,565                435,000
 5/22/00 Shares issued for debt                        1,029,200   1,029,200              1,019    1,028,172              1,029,191
                  less $154,105 costs                                               0               (154,105)              (154,105)
 6/30/00 Shares sold at private placement              1,443,400   1,443,400        0     1,444    1,234,081              1,235,525
              less $314,072 costs                                                                   (307,563)              (307,563)
                                             --------------------------------------------------------------------------------------
                  Total 06/30/00                  0   14,957,600  14,957,600        0    14,948    2,387,338   (131,495)  2,270,791
         Shares issued for debt                                                              10       (6,509)                (6,499)
 7/24/00 Shares issued for services                                                                  999,000                999,000
 9/30/00 Loss for FYE 09/30/00                                                                               (2,918,691) (2,918,691)
                                             --------------------------------------------------------------------------------------
                  Total 09/30/00                  0   14,957,600  14,957,600        0    14,958    3,379,829 (3,050,186)    344,601
 9/30/01 Loss period ending 09/30/01                                                                           (753,110)   (753,110
                                             --------------------------------------------------------------------------------------
                  Total 09/30/01                  0   14,957,600  14,957,600        0    14,958    3,379,829 (3,803,296)   (408,509)
 6/30/02  Loss period ending 06/30/02                                                                          (134,130)   (134,130)
                                             --------------------------------------------------------------------------------------
                  Total 06/30/02                  0   14,957,600  14,957,600       $0   $14,958    3,379,829($3,937,426)   (542,639)
                                             ======================================================================================


                                   UNAUDITED
                                     F - 6

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

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

Note 2 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------

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

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)



Note 2 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
------   POLICIES (Continued)

    D.   PROPERTY AND EQUIPMENT
         Equipment and vehicles are stated at cost. Depreciation is calculated on the straight- line method over the estimated useful lives of the assets for book purposes and the Modified Accelerated Cost
         Recovery System (MACRS) for tax purposes.

    E.   FEDERAL INCOME TAXES
         Provisions for income taxes are calculated on pretax income reported for financial statement purposes. Deferred income taxes or benefit from income taxes are provided through timing differences between the reporting of financial statement income and taxable income. These differences result primarily from the use of straight line depreciation for reporting purposes and Modified Accelerated Cost Recovery System for tax purposes. If material, these differences will be recorded as deferred income taxes or benefit from income taxes. Due to the accumulated deficit from inception to June 30, 2002, no deferred taxes or benefit from income taxes has been provided.

Note 3 - CERTIFICATES OF DEPOSIT
------
         On June 23, 2000, the Company invested in two certificates of deposit in the amounts of $20,000 each, earning interest at the rate of 5.75% annually. These certificates mature in one year from the date of purchase. These certificates matured June 23, 2001, and along with accrued interest, in the amount of $1,365, were renewed for one year at the interest rate of 3% per annum. Interest in the amount of $1,175 was accrued on both certificates. These certificates secure line of credit notes payable. On June 23, 2002, the date of maturity, one of these certificates was cashed and the proceeds utilized to pay the line of credit note, which it secured. The second certificate was extended until July, 2002, at which time it was cashed and the proceeds utilized to retire the corresponding line of credit note, which it secured.


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

Note 5 - PREPAIDS AND DEPOSITS
------
        The prepaid interest amount carried on the balance sheet is the interest included in an installment loan on a vehicle purchased by the company. The amounts taken to expense each period are based on the straight-line method over the life of the loan as each installment payment is made.


Note 6 - EQUIPMENT AND FIXTURES AND VEHICLES
------
         Fixed assets are recorded at cost and are summarized as follows:
                                                      06/30/02         06/30/01
                                                      --------         --------
           Equipment                                  $190,936         $190,936
           Vehicles                                     66,714           66,714
                                                      --------         --------
                    Total Fixed Assets (at Cost)      $257,650         $257,650
           Less Accumulated Depreciation from
                    Inception (October 20, 1998) to
                    June 30, 2002 and 2001            (123,338)         (94,039)
           Net Fixed Assets at June 30,               --------        ---------
                    2002 and 2001                       $134,312       $163,611
                                                      ==========      =========

        Depreciation expense charged against operations for the period ending June 30, 2002, totaled $27,605 and $35,114 for the period ended June 30,2001.

                                   (Continued)
                                       F-8

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)


Note 7 - Other Assets
------
     A. Notes Receivable - Investors
        The Company has made advances to sixteen of its investors in the amounts of $109,000 at June 30, 2002 and 2001. These cash advances were secured by promissory notes due on January 1, 2003. These notes carry the provision of 9.75% per annum interest from the date of the advance to the due date.

     B. Accrued Interest on Notes Receivable - Investors
        Interest accrual on Investors Notes Receivable retroactively accrued on the advances to investors from the date of the advance to March 31, 2002 and 2001. This interest is due on January 1, 2003, along with the principal. Accumulated amounts were $19,208 at June 30, 2002, and $8,453 at June 30, 2001.

Note 8 - CURRENT LIABILITIES
------
A. Bank overdrafts on June 30, 2002 in the amounts of $4,475, and $5,917 at June 30, 2001, were created by the practice of writing checks at the end of the month and clearing the overdrafts by the first banking day of the following month.

B. Trade accounts payable of $186,697 and $47,844 on June 30, 2002 and 2001 respectively, were the amounts owed to suppliers, utilities and other monthly operating expenses at the end of the periods. These amounts are normally cleared during the month following the purchase, or as soon as possible thereafter.

C. Accrued interest on loans and notes payable is accrued from the date of the last payment through June 30, 2002 and 2001.

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

        By mutual agreement with all parties, as of November 15, 2001, these notes were converted into NANNACO, Inc. $0.001 common stock at a value of $1 per share. Including accrued interest, this conversion resulted in the issuance of 377,742 shares of common stock (See Note 12, concerning Redeemable Common Stock).

E.      The accumulations in Sales Taxes Payable and Payroll Taxes
        Accrued and/or Withheld are the amounts due to government agencies for taxes. The Sales Taxes due is the aggregate unremitted amount due to the State of Texas for sales taxes applicable to commercial jobs. The Payroll Taxes are the employees' portions and the employers' portion of payroll taxes.

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

..

Note 9 - LONG TERM LIABILITIES
------
     A.  INSTALLMENT NOTES PAYABLE
         Installment obligations consist of two notes payable. The first note is secured by a vehicle and the endorsement of the Company President, for the purchase of a truck to transport Company equipment from one job site to another. Interest on this obligation is included in the note balance, and capitalized as a deferred charge. This interest is being amortized straight-line method over the term of the note. As of June 30, 2002 and 2001, the details are as follows:

                 Note payable to Auto One Acceptance Corporation, payable in 60 monthly installments of $390 each, secured by a 1994 GMC truck.



                                                    06/30/02       06/30/01
                                                    --------       --------
                           Original Amount          $ 23,400       $ 23,400
                           Current Balance          $  6,542       $  6,542
                           Long-Term Portion        $      0       $      0
                           Current Portion Due      $  6,542       $  6,542
                           Interest rate               20.75%         20.75%
                           Unamortized interest     $  2,390        $ 2,390


         On February 19, 2000, an installment loan was obtained from Bank One. This note is secured by the personal guarantee of the Company president and is payable in sixty monthly installments of $745 each. The interest rate is 10% per annum. The details at June 30, 2002 and 2001 are as follows:

                                                   06/30/02        06/30/01
                                                   --------        --------
                           Original Amount          $35,000         $35,000
                           Current Balance          $25,350         $28,191
                           Long-Term Portion        $11,940         $21,893
                           Current portion due      $13,410        $  6,298
                           Interest Rate                 10              10%
                           Due Date                 Monthly         Monthly

B.      NOTES PAYABLE - LINES OF CREDIT
        The Bank One line of credit loan was originated on July 15, 1999, and was secured by the personal guarantee of the Company president. The due date was July 15, 2002, with interest at prime plus 1.25% to be paid monthly.
                                               06/30/02        06/30/01
                                               --------        --------
                    Available Amount            $35,000         $35,000
                    Current Balance             $33,986         $34,953
                    Long-Term Portion           $     0         $     0
                    Current Portion Due         $33,986         $34,953
                    Interest Rate         Prime plus 1.25%  Prime plus 1.25%
                    Due date                   07/15/02        07/15/01





                                   (Continued)
                                      F-10

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

Note 9 - LONG TERM LIABILITIES (Continued)
------
    B.  NOTES PAYABLE - LINES OF CREDIT
        Additionally, on June 21, 2000, the company established two new line of credit notes with the Frost National Bank. These notes are identical in structure and allow draws up to $20,000 each. Both notes are secured by certificates of deposit (See Note 3). The two notes were due June 21, 2001 and both require interest on the outstanding balance at the rate of 9.5% per annum. These notes were renewed with a new due date of June 21, 2002, and an interest rate of 5.00%. Note #1 was retired at maturity of the CD (June 21, 2002), while Note #2 was extended until July 30, 2002. The summary of both notes at June 30, 2002 and 2001 is as follows:
                                                06/30/01
                                                  ONLY
                                                 Note #1        Note #2
                                                --------        -------
           Available Amount                     $20,000         $20,000
           Current Balances                     $20,000         $20,000
           Long-Term Portion                    $     0         $     0
           Current Portion Due                  $20,000         $20 000
           Interest Rate                        5.0%/9.5%       5.0%/9.5%
           Due Dates                   Matured 06/21/02        07/31/02
                                               06/21/01        06/21/01

Note 10- LOANS FROM SHAREHOLDERS
------
        Since its inception, the Company has been compelled to seek capital on an interim basis to support its operation. Two stockholders have provided the necessary cash advances to meet the requirements of the Company. These advances are evidenced by notes from the Company and bear interest at the rate of 10% per annum, with a due date of one year from the dates of the advances.

Note 11 - LEASE COMMITMENTS
------
        On June 15, 2001, the Company relocated to new facilities, which offered a combination of warehouse space and office accommodations. This space is leased for one year payable at the rate of $1,300 per month. No prepayment was required.

Note 12 - REDEEMABLE COMMON STOCK AND PAID IN SURPLUS
------
        As discussed in Note 8E, the Company entered into an agreement with three parties for purchase of a NANNACO, Inc. common stock through Convertible Promissory Notes. These notes were made with non-qualified purchasers. As of November 15, 2001, these notes were converted into 377,742 shares of NANNACO, Inc. $0.001 common stock. This resulted in an allocation of $378 to the stock and $377,364 to additional paid-in capital. Since the purchasers were non-qualified purchasers, this stock can be redeemed at the option of the purchaser at any time for three years from the dates of the original notes. The company has a liability to redeem these shares, at the option of the shareholder, at the issued value, plus accrued interest to the date of redemption. This stock is therefore carried on the balance sheet in a special category and not included in the equity portion of the Company, since the Company has no control of the redemption. Also, this stock is not included in the computation of earnings (losses) per share of common stock outstanding. The treatment of this stock will continue to be segregated until it is redeemed or the three year period of optional redemption expires (three years from the date of the original notes). The potential liability of interest on the redemption of this stock was not considered in the computation of the net loss for the period ended March 31, 2002, since it is only due if the option to redeem is exercised by the purchasers of the stock. As of that date, the potential liability for interest on this stock is $14,075.

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)


Note 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS
------
        The company was charted October 20, 1998 under the laws of the State of Texas. 1,000 shares of $1.00 par value common stock was authorized. Nine individuals were party to the initial capitalization of 500 shares at an issue price of $2.00 per share.

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

        Also, in 1999, the company issued 19,999,800 shares of the new par value ($0.001) per share common stock for services. Details as to the type of services and the number of shares is as follows:

       ----------------------------- ----------------------
           Summary of Service            Number of Shares
       ----------------------------- ----------------------
       Administrative and accounting                73,000
       ----------------------------- ----------------------
       Business development                      3,300,000
       ----------------------------- ----------------------
       Corporate attorney                        1,015,000
       ----------------------------- ----------------------
       Employment                                    3,000
       ----------------------------- ----------------------
       Company president                        12,302,800
       ----------------------------- ----------------------
       Procedure consultant                          3,000
       ----------------------------- ----------------------
       Public relations                            300,000
       ----------------------------- ----------------------
       Technical advisor                             3,000
       ----------------------------- ----------------------
       Trust shares for expansion                3,000,000
       ----------------------------- ----------------------
          Total                                 19,999,800
       ----------------------------- ----------------------

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


                                   (Continued)
                                      F-12

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

Note 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS (Continued):
------
        Also in the fiscal year ended September 30, 2000, 1,029,200 shares of new par value ($.001) common stock was converted from debts held by certain individuals. This conversion converted $519,700 of debt received through April, 2000, and a charge against operations in the amount of $509,500. Allocation of the $1,029,200 (based on an issue price of $1.00 per share) was as follows:


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


 Note 14 - NET LOSS PER SHARE OF COMMON STOCK
------
         In the computation of the net loss per share of common stock for the period, the retroactive stock splits and other changes in equity have been taken into consideration in this computation, however, the Redeemable Common Stock shares have not been considered in this computation..

Note 15 - SEGMENTED DISCLOSURES
------
A.       Reportable Segments
         Due to the criteria for the selection of reporting segments, NANNACO,Inc. has seven reporting segments. These segments all meet one or more of the required criteria now or in past periods. These segments are classified by the type of customer to which the services are provided. The customers are divided into two categories, which are residential customers and commercial customers. The services performed for residential customers are wood restoration, stone restoration, sealing, and pressure washing. For commercial customers the service classifications are pressure washing, environmental services, and historical restoration.

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


                                   (Continued)
                                      F-13

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

Note 15 - SEGMENTED DISCLOSURES (Continued):
-------
A.      Reportable Segments (Continued)
        For commercial customers, the pressure washing is essentially the same service as offered to residential customers, only provided to commercial (business) customers. The environmental services offered to commercial customers is spill response and/or other specialized cleaning services that require water containment or special chemical processes and waste water removal. For historical restoration services to commercial customers, NANNACO, Inc. performs services similar to a combination of residential wood restoration and residential stone restoration, plus specialized cleaning and sealing procedures for historical structures.

B. Measurement of Segment Profit or Loss and Segment Assets The accounting policies of all the segments are the same as those described in the summary of significant accounting policies. Sales revenue and cost of goods sold for each segment can be determined on a segment basis. The remaining operating expenses are general corporate expenses, but are allocated to the various segments on the basis of the same percentages as result from the allocation of the cost of sales for the individual segments. Management feels that this is a fair allocation of the general corporate expenses to give a net profit from operations for each individual segment. The allocation for interest expense is based upon the same percentages. Since all fixed assets are jointly utilized by all segments, the depreciation expense is allocated to the segments by the percentage of revenue generated by the segment. Interest income and investment revenues are common to all segments, so this also is allocated by the segment income percentage. Gains or losses on asset dispositions are also allocated by the income allocation method.


         SCHEDULE OF SEGMENTED ACCOUNTS FOR THE NINE MONTH PERIOD ENDED
                                 JUNE 30, 2002:

                                       RESIDENTIAL SEGMENTS
                          --------------------------------------------
                              WOOD        STONE               PRESSURE
                          RESTORATION  RESTORATION  SEALING    WASHING
                          -----------  -----------  -------   --------

Net sales                     2,453      8,686     46,237       3,654
Interest income                 221        773      4,420         331
Interest (expense)             (299)    (1,047)    (5,982)       (449)
Depreciation (expense)         (552)    (1,932)   (11,043)       (828)
Segmented profits (loss)     (2,052)    (7,183)   (41,048)     (3,079)
Allocation of fixed assets
      To segments             5,153     18,035    103,060       7,730


                                                 COMMERCIAL SEGMENTS
                                      -----------------------------------------
                                      PRESSURE ENVIRONMENT   HISTORIC   COMPANY
                                      WASHING    SERVICES   RESTORATION  TOTALS
                                     --------- -----------  ----------- -------

         Net sales                      17,068    25,728      13,995    117,821
         Interest income                 1,547     2,431       1,326     11,049
         Interest (expense)             (2,094)   (3,290)     (1,794)   (14,955)
         Depreciation (expense)         (3,864)   (6,073)     (3,313)   (27,605)
         Segmented profits (loss)      (14,367)  (22,576)    (12,314)  (102,619)
         Allocation of fixed assets
               To segments              36,071    56,683      30,918    257,650



                                   (Continued)
                                      F-14

                                  NANNACO, INC.
                          (A Development Stage Company)
                               d.b.a. Surface Pro
                          NOTES TO FINANCIAL STATEMENTS
            For the Nine Months Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

Note 15 - SEGMENTED DISCLOSURES (Continued)
         SCHEDULE OF SEGMENTED ACCOUNTS FOR THE NINE MONTH PERIOD ENDED
                                 JUNE 30, 2001:

                                                       RESIDENTIAL SEGMENTS
                                     -------------------------------------------------------
                                        WOOD          STONE                         PRESSURE
                                     RESTORATION    RESTORATION      SEALING         WASHING


        Net sales                       65,643        33,237          47,879          7,796
         Interest income                 2,875         1,437           2,156            308
         Dividend income                 5,469         2,735           4,102            586
         (Loss) on disposition of
               assets                  (22,580)      (11,290)        (16,935)        (2,419)
         Interest (expense)             (8,723)       (4,536)         (8,374)        (1,047)
         Depreciation (expense)         (9,832)       (4,916)         (7,374)        (1,053)
         Segmented profits (loss)     (140,148)      (72,877)       (134,543)       (16,818)
         Allocation of fixed assets
               To segments              72,142        36,071          54,106          7,730



                                                   COMMERCIAL SEGMENTS
                                      ---------------------------------------------------
                                      PRESSURE   ENVIRONMENT    HISTORIC      COMPANY
                                      WASHING     SERVICES    RESTORATION      TOTALS
                                      --------   -----------  -----------     --------

         Net sales                     13,909       53,061       11,178       232,703
         Interest income                  616        2,361          513        10,266
         Dividend income                1,172        4,493          976        19,533
         (Loss) on disposition of
               assets                  (4,838)     (18,547)      (4,032)      (80,641)
         Interest (expense)            (2,094)      (8,374)      (1,745)      (34,893)
         Depreciation (expense)        (2,107)      (8,076)      (1,756)      (35,114)
         Segmented profits (loss)     (33,636)    (134,543)     (28,032)     (560,597)
         Allocation of fixed assets
               To segments             15,459       59,259       12,833       257,650


C.  RECONCILIATION OF SEGMENTED AMOUNTS:
                                                          PERIOD ENDED
                                                    06/30/02        06/30/01
         Interest income                            $ 11,049         $10,266
         Dividend income                                              19,533
        (Loss) on disposition of assets                              (80,641)
         Interest (expense)                          (14,955)        (34,893)
         Depreciation (expense)                      (27,605)        (35,114)
         Segmented profits (loss)                   (102,619)       (560,597)
                                                  ----------      ----------
         Net income (loss) to retained earnings   $ (134,130)     $ (681,446)
                                                  ==========      ==========

Note 17 - MANAGEMENT STATEMENT
         These unaudited financial statements contain all of the adjustments and notes considered necessary by management.

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


Results of Operations for the Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2002

We had gross profit from operations of $62,000 for the nine months ended June 30, 2002 and a loss of $118,000 for the nine months ended June 30, 2002. Revenues were $118,000 for the nine months ended June 30, 2002 compared to $233,000 for the for the nine months ended June 30, 2001. The $115,000 decrease in revenues is due primarily to a severe general downturn in business in the weeks and months directly following the tragedies of September eleventh. Calls from residential customers declined severely for a period of three to four weeks. Commercial calls also declined, but for a shorter period of time. Currently, the volume of customer calls has resumed its pre-September eleventh levels. Revenues were also affected by a lag period between the purchase of large yellow pages ads, and their appearance in the current edition of the yellow pages. The company opted to shift advertising resources away from a targeted, direct mail program, which was not producing desired results. Calls from the yellow pages ads have been steadily coming in, and should improve revenues during the next quarter. Also, due to the length of time the business has existed, the benefits of repeat opportunities and positive customer referrals have become a source of additional revenue.

Cost of Sales was $55,000 for the nine months ended June 30, 2002 as compared to $351,000 for the nine months ended June 30, 2001. The decrease in cost of sales is due to better management of labor and supply costs per job, including elimination and decreases in executive compensation. We believe we have improved our cost of sales management to achieve positive cash flow from operations during the current fiscal year.

Administrative and general expenses were $193,000 for the nine months ended June 30, 2002 as compared with $447,000 for the nine months ended June 30, 2001. The $354,000 reduction in administrative and general expenses results from approximately $77,000 less in legal and professional expense, $17,000 less in officer compensation, $27,000 in consulting fees, $13,000 less in payroll and other tax expenses and penalties, $26,000 less in rent expense, $17,000 less in advertising expense, $20,000 less in travel expense, and $13,000 less in telephone expenses.

We had a net loss from operations of $130,000 for the nine months ended June 30, 2002 and $596,000 for the nine months ended June 30, 2001. The reduction in the net loss is a result of management's efforts to reduce expenses and improve operating efficiency as well as the elimination of legal expenses relative to the registration statement with the Securities and Exchange Commission which became effective on January 16, 2002.

Our revenues are derived from the various services we provide. Our residential services include wood restoration, stone restoration, sealing and pressure cleaning. These had revenues in the nine months ended June 30, 2002 and for the nine months ended June 30, 2001 as follows:

                   9 months ended 06/30/02            9 months ended 06/30/01
                   -----------------------             ----------------------
Wood Restoration         $2,453                                 $65,643
Stone Restoration        $8,686                                 $33,237
Sealing                 $46,237                                 $47,879
Pressure Cleaning        $3,654                                  $7,796

Our commercial services include pressure cleaning, environmental services such as fleet cleaning and vent hood cleaning and historical restoration. The environmental services do not include contaminated soil and water removal and hauling services which are expected to produce revenues in the current fiscal quarter. Please see Plan of Operation below. These commercial services had revenues in the nine months ended June 30, 2002 and for the nine months ended June 30, 2001as follows:

                         9 months ended 06/30/02        9 Months ended 06/30/01
                         -----------------------        -----------------------
Pressure Cleaning              $17,068                             $13,909
Fleet and Hood Cleaning        $25,728                             $53,061
Historical Restoration         $13,995                             $11,178

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


Liquidity and Capital Resources for Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2001

For the nine months ended June 30, 2002, we had current assets of $35,000 and $58,000 for the nine months ended June 30, 2001. The $23,000 decrease in current assets is due primarily to $20,000 less in prepaid legal expenses and deposits. The was also a $40,000 reduction in accounts receivable which where written off. Fixed assets for the nine months ended June 30, 2002 were $134,000 as compared to fixed assets of $164,000 for the nine months ended June 30, 2001 The $30,000 decrease in fixed assets is from a $30,000 increase in depreciation.

We had total liabilities of $463,000 for the nine months ended June 30, 2002 and $676,000 for the nine months ended June 30, 2001. The $213,000 decrease in liabilities is primarily due to a $139,000 increase in trade payables offset by a $378,000 conversion of debt to common stock as described below.

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

Our plan of operations for our contaminated soil and water removal and hauling services has been to first obtain the necessary licenses and permits to handle and transport hazardous material in the State of Texas and be placed on the approved vendors list of the State of Texas. At present we have the necessary licenses and permits to bid as a sub-contractor to a fully licensed hazardous waste site remediation service provider in the State of Texas. It is our intention to bid on various clean-up projects as a sub-contractor for specific portions of the clean up plan. We will rely upon our licensing consultant to keep us informed as to the timing and requirements of specific bids. As of August 1, 2002, we have bid upon four sub contracting projects for contaminated soil and water removal and hauling services. We were not the accepted bidder on one project and have been awarded our first project with the Railroad Commission of Texas. We have completed this first project and our performance has been rated as superior work..

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

NANNACO, INC.

Dated: August 26, 2002

/s/ANDREW DEVRIES, III
-----------------------
ANDREW DEVRIES, III, President