Form 10KSB
period 2002-09-30
NANNACO INC
filed 2003-01-22
CIK 1112748

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  For the fiscal year ended: September 30, 2002
                                       Or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number: 333-44188

                                  NANNACO, INC.
             (Exact name of registrant as specified in its charter)

                         Texas                 74-2891747
                (State of incorporation)    (IRS Employer ID No.)

                      2935 Thousand Oaks, #261
                         San Antonio, TX                 78247
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (210) 545 3570

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001
                                    par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for year ended September 30, 2002: $138,485

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of January 14, 2003, was: $216,767

Number of shares of the registrant's common stock outstanding as of January 14, 2003 was: 15,335,342

DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Nannaco, Inc. ("Nannaco or the "Company") is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "NNCO". The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations. The Company became publicly traded on September 5, 2002 on the OTCBB. The Company provides industrial surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well to the owners of historical buildings. The Company operates under the trade name of Surface Pro in order to relate to the principal business activity, since the Nannaco name does not indicate the type of business.

Since our incorporation in October of 1998, we have focused on industrial surface cleaning, surface protection and restoration. We specialize in:

-     Pressure cleaning
-     Pre-coating surface preparation
-     Chemical coating on surfaces such as sidewalks and exterior walls
-     Kitchen vent hood maintenance programs (primarily for restaurants)
-     Providing historical preservation products and services
-     Solid waste container maintenance
-     Engine and machinery de-greasing
-     Residential services
-     Historical Restorations

SERVICES

Additionally, Nannaco provides surface maintenance and restoration services to residential and commercial markets. Much of our activity is based on custom tailored solutions to our client's individual problems. Specifically, our services include, but are not limited to:

Pressure Cleaning
-----------------

Our pressure cleaning procedures vary with each application. We clean wood, glass, stone, concrete, masonry and exposed aggregate. Each requires a different cleaning approach. For example, the surface and other factors will determine whether we use water vs. steam, heat vs. cold, wide-area attachment vs. wand cleaning, sprayed-on or pump-injected chemical applications or water only cleaning. We maintain a complete line of equipment and accessories as well as a documented library of procedures for all applications. Since our incorporation, we have continued to add new processes, chemicals, equipment and technique documentation to our library as we develop new procedures. Currently, the trade association Power Washers of North America can certify the extensive nature of our pressure cleaning resources. Nannaco is a certified member of this trade association. Among other tasks, we pressure clean solid waste containers, we de-grease engines with pressure, and we conduct fleet washing with pressure cleaning.

Pre-coating Surface Preparation for walls, exteriors, etc.
----------------------------------------------------------

Surface preparation usually follows pressure cleaning procedures. The primary difference between pressure cleaning and surface preparation is that preparation work requires either chemical or mechanical etching. That means that either high-friction equipment or chemicals such as very strong acids are used to prepare a surface to accept some type of sealant or coating. Two of the processes we employ for preparation work are sandblasting and shot-blasting, which is a process by which tiny metal ball bearings are propelled against horizontal epoxy surfaces to break out existing coating. We also use ultra-high-pressure water abrading systems, acid etching, and magnetized water saturating on limestone applications.

As with pressure cleaning, the processes utilized in surface preparation are as diverse as the substrate being prepared. We maintain a complete inventory of equipment and chemicals for common applications. We also subcontract certain types of high-rise set-up equipment to reduce liabilities.

Chemical Coating Applications for sidewalks and exterior walls.
--------------------------------------------------------------

Following is a partial list of some of the types of coatings we apply:

-    Oil based, penetrating sealers for wood restoration
- Silicon-based, encapsulating sealers for masonry and some stone applications
- Acrylic sealers on exposed aggregate and other "high gloss" horizontal surfaces
-    Xyloxenes to eliminate porosity in sedimentary stones such as limestones

Chemical coatings incorporate three of our processes: pressure cleaning, surface preparation and the actual application of product.

Historical Restoration
----------------------

Historical Building Restoration is a process which incorporates three of our services: pressure cleaning, surface preparation, and coating application. We combine these services to provide the most delicate of our objectives, which is reducing or eliminating evidence of time (erosion or other damage) from a piece of historically significant architecture. These processes are often time consuming and labor intensive since pressure cleaning is generally substituted with steam applications, and acid etchers are replaced by milder solvents to achieve the type of substrate protection necessary to comply with many preservation society maintenance codes. We have provided restoration services on five projects for the South Texas Catholic Archdiocese in Texas to date.

Kitchen Vent Hood Maintenance
-----------------------------

Restaurants, delicatessens and other food service establishments generally have big exhaust systems mounted over their cooking equipment. These hoods collect
grease and dirt, and can be hazardous if not properly maintained.   Fire
Marshals require hoods to be cleaned from the hanging hood and fan, all the way up the flue, through the ceiling and out the vent, which are mounted on the
roof.   We begin on the roof, using a special synthetic de-greaser and steam machines at high pressure with a low flow-rate to clean the entire system down to the bare metal. We then check the safety system latches and tag the system for inspection by the Fire Marshall.

Fleet and Heavy Equipment Services
----------------------------------

We clean fleet service vehicles and de-grease engines on heavy equipment in order to keep them running cooler. This service is part of one of our regular preventative maintenance programs. Water temperatures range from 140-200 degrees Fahrenheit, and we use pressure anywhere from 3000 to 6000 psi. For aluminum trailers, we utilize acidizing techniques.

Solid Waste Containers
----------------------

We provide an on-site service for some of our waste management clients. We regularly visit receptacle sites and provide exterior cleaning, graffiti removal and touch-up painting on solid waste containers.

Residential Services
--------------------

We perform cleaning and sealing services for decks, patios, fences, arbors, sidewalks, driveways, exterior walls, and many outdoor furnishings such as furniture sets, planters, fountains and children's play sets. We offer complete restoration and preservation services in the exterior residential market.

Contaminated Soil and Water Removal and Hauling Services
--------------------------------------------------------

In the state of Texas there are currently an estimated 45,000 oil industry-related abandoned contaminated sites. We have chosen oil field site remediation as our entry point into this market. We are currently in negotiations with the state of Texas to clean up an abandoned salt-water decontamination site.

These sites are typically less than a half acre in size and our services will be sub-contracted from the State or other responsible party which drafts and supervises the entire cleanup process for the site. The sites are typically abandoned well drilling sites, some of which have pits or open tanks with used drilling equipment cleaning sludge. We expect our abandoned oil industry site remediation will involve the removal of contaminated water and sludge using vacuum pumps to tanker trucks to be delivered to a hazardous waste disposal site. We will also remove debris and the top layer of contaminated soil for transport to a disposal site. Well holes will be capped with concrete. Cleaned pits will be lined with a water impermeable layer and sealed with concrete.

We have obtained the permits for hazardous material transportation from the U.S. Department of Transportation. At present we are able to bid as a sub-contractor to a fully licensed hazardous waste site remediation service provider in the State of Texas. We have also obtained the full time service of key environmental personnel with the proper licenses and experience. The personnel include federally registered Environmental Compliance Officers, Department of Transportation-permitted Environmental Emergency and First Responders, EPA Hazardous Material Handlers, and Department of Defense-licensed Hazardous Material Waste Site Managers.

We are not required to obtain an EPA identification number or permit.   EPA
Identification numbers are fixed-site specific and must be obtained by the fixed-site owner who is the individual or entity, which owns the contaminated property and is liable for its clean-up of each specific project.

CUSTOMER  LIST

Our customers come from both the commercial and residential market sectors. The most typical commercial customer is a store or commercial truck company. A partial list of current customers includes the San Antonio to Houston, Texas locations of American Freightways, Earth Grains, St. Mary's University, Allied Van Lines, Continental Airlines, North American Van Lines, HEB Grocery Company, Albertson's Groceries, the Kroger Company, Texas Disposal Systems, Southton Convenience Stores, Olmos Construction, TETCO, Fiesta Texas, Lozano Trucking, Diamond Shamrock, Otis Spunkmeyer Cookies, and Scobey Moving Services. The Archdiocese of San Antonio and the San Antonio Preservation Society have both recommended us for restoration and historic preservation work. We are on the Texas State Contracts Vendors' List.

THE MARKET

We have not prepared or commissioned an in-depth study of the market for our services in south and central Texas or other urban, suburban or industrial areas of the United States. However, based upon our growth with limited marketing efforts, we believe that the market for our services exceeds our present and planned capacity. We believe that our market crosses many industrial classifications with hundreds of thousands if not millions of potential customers. We believe the categories of potential customers include:

     Homeowners with decks, driveways and fences
     Retail businesses with outdoor exteriors and walkways
     Businesses using fleets of vehicles such as trucks, vans, earth moving equipment, airplanes, boats and ships
     Office building owners
     Historical building owners
     Businesses using oil, natural gas and mining equipment

MARKETING PLAN

Historically, referrals have been our largest source of new customers. During the current fiscal year we have begun a marketing campaign with direct mail advertising to potential residential customers. We will plan other media-based approaches during the upcoming fiscal year based upon our ability to procure financing.

PRICING

Pricing for our services varies greatly depending on specific needs of each project, such as equipment, chemicals or personnel required. We periodically review the advertised prices of competitors for standard pressure washing and attempt to maintain commercial prices 25% below comparable competitor pricing.

Our residential prices are 10 - 15% higher than most other local companies claiming similar services. However we believe that we provide a superior level of services, use the best people and materials available, and provide liability coverage for our work.

RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #1 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations. During the years ended September 30, 2002 and 2001, the Company reported net losses and negative cash flows from operations as follows:

                                         2002          2001
                                      -----------  -----------
Net loss                               $(268,312)   $(753,110)
Negative cash flows from operations    $(222,183)   $(655,476)

The Company's continuing negative operating results have produced a retained deficit of $(4,071,608) at September 30, 2002. Additionally, the Company had no assets as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, reduction in officer salaries or curtailment of existing operations. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Our plan of operation calls for additional capital to facilitate growth and support long-term development and marketing programs. It is likely that we will seek additional financing through subsequent future public or private sales of our securities, including equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms. Any such additional financing may result in significant dilution to existing stockholders. We may also seek funding for the development and marketing of our services through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our future programs.

GOVERNMENTAL REGULATION

We are subject to general business regulations, including Texas and Federal environmental and hazardous material handling regulations. The majority of our services do not result in air pollution emissions or waste water discharge and no special environmental permits or licenses are required. However, projects that involve the cleaning and removal of hazardous waste do require specific permits, which are obtained by the site owner or operator who then contracts with licensed handlers and disposal sites. We have obtained the necessary
licenses from the State of Texas to conduct this portion of our business.   In
addition, our products are used by companies, which are subject to regulation by various governmental agencies, such as the Environmental Protection Agency, Edwards Aquifer Authority, Texas Natural Resources Commission and the Bexar County Water District, and our services must comply with such regulations.

The environmental regulation of fleet-cleaning services involves the containment of the oil and grease runoff that results when large pieces of equipment are washed with pressure washers. The regulatory agencies include the U.S. Environmental Protection Agency and the Edwards Underground Water District because much of our work is performed within this district. We use a wastewater containment system that meets the standards set by the District and the Environmental Protection Agency. Our containment mat and pumping system allows our clients to meet Department of Transportation requirements set up to regulate the over-the-road trucking industry as well as Edwards aquifer restrictions.

We do not need to obtain an EPA identification number or permit to act as a sub-contractor for contaminated soil and water removal and hauling services with respect to brown field cleanup. EPA Identification numbers are fixed-site specific and must be obtained by the fixed-site owner. This is the actual individual or entity, which owns the contaminated property and is liable for the cleanup of each specific project. These numbers are not issued to cleanup and transport vendors or subcontractors which is the category into which we fall. Our participation in brown field reclamation projects consists of being sub-contracted for the removal and transport of contaminated soil and water.

We were issued a permanent Hazardous Waste Transportation Registration, Number 072400 851 0081, by the U. S. Department of Transportation. Annual registration costs for the license are $350.00. The permit allows us to evacuate hazardous materials from immediate response site remediation locations and deposit it at approved disposal locations. It also allows us to clean and pump runoff to tankers at oil cleanup operations. Costs associated with Environmental Emergency Response and Site Cleanup Operations include annual re-certification requirements for team members to meet the requirements of 29CFR1910.120, NAPA 472, and NFPA 1561, and purchase of specialized hazardous materials certified equipment. Costs for certification/re-certification courses for four team members total $2,850.00 per year. Purchase of start-up equipment to meet regulatory agency certifications is estimated at $6,300.00.

On the state level, we are registered with the Texas Consolidated Master Bidder's List. Being on this list allows us to bid on State Contracts. Our only remaining registration requirement is a P-5 registration with the Railroad Commission of Texas. Our P-5 forms have been completed and are on file with the Railroad Commission. This form is processed after a bid is approved. The turnaround time for registration takes 1 to 2 business days after a bid has been accepted.

INSURANCE RISKS

We face high insurance risks and the possibility of uninsured losses and this may prevent profitability.

There are certain risks associated with companies engaged in businesses involving pressure cleaning, pre-coating and surface preparation, chemical coating and historical preservation. The use of pressure machinery and chemicals exposes us to potential liability if substances are inappropriately used. Additionally, we could be exposed to certain risks for environmental damage and manufacturer's and workers' liability costs. The combined insurance risks and the possibility of uninsured losses could cause us irreparable financial harm and force us to liquidate all or part of our assets.

ENVIRONMENTAL MATTERS

Environmental laws regulate, among other things, the transportation, storage, handling and disposal of waste. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should we be deemed to be responsible for contamination or pollution caused or increased by any remediation services provided by us, or for an accident which occurs in the course of remediation or cleanup efforts. There can be no assurance that our policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing us from incurring a substantial environmental liability. If we were to incur a substantial uninsured liability for environmental damage, our financial condition could be materially adversely affected.

Furthermore, we may from time to time become subject to governmental enforcement proceedings and resulting fines or other sanctions and may incur penalties. Such expenditures could be substantial and accordingly could have a material adverse effect on our financial condition. We presently have the ability to perform soil remediation and recycling services that meet applicable federal and state standards for the delivery of such services, and the standards for the level of contaminant removal. The government can, however, impose new standards. If new regulations were to be imposed, we may not be able to comply in either the delivery of services, or in the level of contaminant removed from the soil.

WEATHER

Weather can and does play a significant factor in revenue and liquidity. Throughout the summer of 2000, we were faced with the prospect of water shortages, which could have resulted in forced curtailment of operations due to either higher water cost or actual restrictions on outdoor use. During the fall of 2000, and in the winter of 2001 extensive rainfall limited the work that could be performed out of doors. As ever, we cannot predict any future weather trends and their effect on our revenues.

COMPETITION

We operate in a highly competitive environment. However, our principal competitors tend to be relatively small businesses working primarily on referral basis. We believe the means of competition is predominately based upon customer satisfaction with timeliness and results. With respect to fleet washing, we
also compete with the cost of in-house fleet cleaning.   We also compete with a
Houston, Texas based company which handles substantially larger commercial businesses than we do. This competitor has substantially greater resources than we do. Our strategy to compete with this competitor is primarily by servicing residential and smaller commercial projects that the competitor does not pursue.

EMPLOYEES

As of December 1, 2002, Nannaco employed three people, all of whom are full-time individuals whose principal responsibilities are operations, sales, marketing, customer service, and administration. Our staff is not presently covered by any collective bargaining or union relationship.

We utilize contract employees from the surrounding area as needed versus in-house employment in order to maintain a low overhead.

ITEM 2. DESCRIPTION OF PROPERTY.
--------------------------------

Nannaco operates out of two primary locations, both located in the north-central area of San Antonio. The first is a 10,000 square foot warehouse facility housing all equipment, chemical inventories and operations offices. This facility is leased on a yearly basis. We currently lease this facility for $11,400 per year.

Our second facility is our administrative office. We currently lease this facility on a yearly basis at a cost of $6,420 per year. All administrative duties are conducted at this location.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

JUDGMENT PAYABLE The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to September 30, 2002, was $2,128. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

There are presently 15,335,342 shares of common stock outstanding as of January 14, 2003 of which 11,099,000 are restricted securities held by three members of Management which have held the shares for over one year.

There were 41 shareholders of record on January 14, 2003. This number does not include shares that maybe held in CEDE. Management estimates that the actual number of shareholders exceeds this numbers.

The bid price of our common stock was .06 cents per share on January 14, 2003

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board since the company began trading on September 5, 2002. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                             Period     High     Low
                            --------   ------   -----
                             2002
           Fourth Quarter                .47     .25

The bid price of our common stock was .06 per share on January 14, 2003.

TRANSFER AGENT AS OF JANUARY 14, 2003:

Computershare Trust Company, Inc.
PO Box 1596
Denver, CO 80201
Telephone: (303) 262-0600
Fax: (303) 262-0603

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings, financial condition, capital requirements and other factors which our Board of Directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                       FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                         AND RIGHTS                  WARRANTS AND RIGHTS                 IN COLUMN (a))
      PLAN CATEGORY                         (a)                              (b)                              (c)
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             -0-                               -0-                               -0-
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders             40,000                          $1.00                               -0-
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL                          40,000                          $1.00                               -0-
--------------------------------------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

FORWARD-LOOKING INFORMATION-GENERAL

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

OVERVIEW

Nannaco's objective is to maximize shareholder value by focusing on growth, product innovation and profitability. The following discussion highlights Nannaco's performance and should be read in conjunction with the Consolidated Financial Statements and related notes included therein.

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #1 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations. During the years ended September 30, 2002 and 2001, the Company reported net losses and negative cash flows from operations as follows:

                                         2002          2001
                                     ------------  ------------
Net loss                               $(268,312)   $(753,110)
Negative cash flows from operations    $(222,183)   $(655,476)

The Company's continuing negative operating results have produced a retained deficit of $(4,071,608) at September 30, 2002. Additionally, the Company had no assets as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, reduction in officer salaries or curtailment of existing operations. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

We have been in operation since October 1998, beginning with varied treatments
for commercial exterior surfaces.   Since that time we have expanded to include
our residential services, other commercial services and vehicle cleaning. Beginning in the current fiscal year, we have begun contaminated soil and water removal and hauling services. Also, we have begun negotiations concerning one merger and one business development entity within the corporation that we intend to implement in 2003.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

We had income from operations of $138,485 for the fiscal year ended September
30, 2002 and $290,917 for the fiscal year ended September 30, 2001.   Cost of
Sales was $40,513 for fiscal 2002 as compared to $398,583 for fiscal 2001. The decrease in cost of sales is due to better management of labor and supply costs per job. The decrease in sales of residential services was due to two floods in July of 2002 and September of 2002, which is generally the peak income periods along with general economic uncertainty after September 2002. Cost of goods sold exceeded revenues because of the increased personnel expenses, including hazardous waste handling training in the first half of the fiscal year. We believe we have improved are cost of sales management to achieve positive cash flow from operations during the current fiscal year.

Administrative and general expenses were $320,155 for fiscal 2002 as compared with $547,810 for fiscal 2001.

We had a net loss from operations of $222,183 in fiscal 2002 as compared to a net loss from operations of $655,476 for fiscal 2001.

Our commercial services include pressure cleaning, environmental services such as fleet cleaning and vent hood cleaning and historical restoration. The environmental services do not include contaminated soil and water removal and hauling services, which is not expected to produce revenues until the third quarter of the current fiscal year. Please see Plan of Operation below.

The decrease in commercial revenue is a result of the allocation of advertising resources to residential wood and stone restoration. We had increases in wood and stone restoration revenue due to our increased advertising for these services. The decrease in sealing revenue is a result of our not advertising this service in favor of advertising stone restoration.

LIQUIDITY AND CAPITAL RESOURCES FOR FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

For the fiscal year ended September 30, 2002 we had current assets of $0 while in the fiscal year ended September 30, 2001, we had current assets of $48,647. Fixed assets in fiscal 2002 were $94,072 as compared to fixed assets of $161,918 for fiscal 2001.

We had current liabilities of $475,484 in fiscal 2002 and $621,559 for fiscal 2001 while long-term liabilities were $0 in fiscal 2002 as compared with $20,782 in fiscal 2001.

Our contaminated soil and water removal and hauling services are expected to improve our liquidity, however no assurances can be made that liquidity will in fact improve. Recently enacted Texas legislation requires the state to pay for the remediation of abandoned or closed oil or gas well drilling sites which have pits and ponds of used waste water and drilling sludge. During the fourth quarter of fiscal 2000, we obtained the necessary U.S. Department of Transportation and Texas registrations to act as a sub-contractor to a fully licensed provider of remediation services and anticipate obtaining contracts for specific sites. Presently we are only licensed to provide sub-contractor services as and when we are selected to provide sub-contractor services for contaminated soil and water removal and hauling.

PLAN  OF  OPERATIONS

We intend to achieve profitability through increased revenue and decreased expenses. During the past fiscal year, we had employee needs required to expand our residential and commercial services as well as enter into the hazardous waste remediation business including marketing expertise. We decided to use specialized contract labor rather thank hiring internally for these positions in order to minimize our expenses. Residential and commercial services will remain our primary business focus for the next year. While we believe the hazardous waste remediation business will develop into a substantial portion of our business, we believe the development will be incremental over the next several years as we establish our name and reputation as a service provider in this business. We intend to make private placements of our equity securities as well as seeking traditional debt financing when available. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms.

Our residential and commercial services marketing plan includes the following provisions:

-    Publish testimonials from satisfied clients in trade journals
- Publish and distribute residential promotional literature, information articles and advertisements appearing in special interest publications such as home guides
- Participate in appropriate trade shows, premise sales calls and demonstrations of select services.
-    Zip code targeted mailing for residential services
-    Targeted mailing and marketing to the Texas Historical Society
-    Personal sales calls for fleet washing services in our market area
-    Commission based telemarketing of residential services
-    Radio advertisement and endorsement on a Home Improvement Show

Our plan of operations for our contaminated soil and water removal and hauling services has been to obtain the necessary licenses and permits to handle and transport hazardous material in the State of Texas and be placed on the approved vendors list of the State of Texas. At present, we have the necessary licenses and permits to bid as a sub-contractor to a fully licensed hazardous waste site remediation service provider in the State of Texas. It is our intention to bid on various clean-up projects as a sub-contractor for specific portions of the clean up plan. We will rely upon our licensing consultant to keep us informed as to the timing and requirements of specific bids. However, there can be no assurances that we will be awarded any contracts.

Commencing contaminated soil and water removal and hauling services as a sub-contractor is not initially expected to increase our operating expenses as we currently have the necessary equipment and out-sourced personnel to handle the projects for which we have outstanding bids and we are not required to obtain operating permits as a sub-contractor. In the event that multiple, simultaneous projects become available, we will either need to purchase additional equipment and procure additional personnel or further sub-contract out work. In any event, as contamination removal and hauling projects are awarded with compensatory draw schedules, as and when we are awarded projects, we will be able to collect start-up/materials draws to commence and sustain each job-site. However, in the event we would seek or be required to obtain our own operating permits, we would be required to commit significant human and capital resources, which could result in increased operating costs. Such expenditures can be substantial and accordingly could have a material adverse effect on our financial condition.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The directors and officers of the Company, as of January 14, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company


Name                 Age  Position                        Years of Service
-------------------  ---  ------------------------------  ----------------

Andrew DeVries, III   37  President, CEO,                                5
                          Chairman of the Board

Linda Morton          54  Secretary, Treasurer, Director                 5

Mark A. Triesch       44  Director                                       4

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2003. Directors will be elected for one-year terms at each annual shareholder's meeting.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

BOARD OF DIRECTORS/EXECUTIVE OFFICERS

ANDREW DEVRIES, III is President and Principal Shareholder of Nannaco, Inc. He founded Nannaco in 1998 and has served as President since that time. Mr. DeVries develops the policies and objectives of Nannaco. He manages market planning, advertising and public relations, and he directs sales and distribution. Prior to this, Mr. DeVries was Sales Director for Internet Direct, Inc. in San Antonio from 1994 to 1997. In 1993, Mr. DeVries founded DeVries and Associates, a financial services company and served as its president until the founding of Nannaco. Mr. DeVries holds a Bachelor of Arts from North Texas State University and a Master of Arts from the University of North Texas

LINDA MORTON is our Corporate Secretary, Treasurer and a Director.  She has been
an officer and director of Nannaco and a shareholder since October 1998.   Prior
to her position with Nannaco, Inc., Ms. Morton was Manager of the Classifieds Department, Texas City Sun Newspapers Corp. for five years, where she managed sales and staff operations. Ms. Morton's business experience includes administration, accounting and personnel.

MARK A. TRIESCH is General Counsel and a Director to the corporation. Prior to joining Nannaco, Inc. in September 1999, Mr. Triesch operated a general practice that concentrated on business litigation, real estate and family law.
He earned his Juris Doctor's degree from St. Mary's University in San Antonio. Mr. Triesch also holds Bachelor's and Master's degrees in English from Texas A&M University, and taught American Literature and composition at the University of North Texas and Texas A&M University. Currently, he handles transactional matters for Nannaco, Inc., and acts in an advisory role concerning the day-to-day operations of Nannaco.

FAMILY RELATIONSHIPS

Andrew DeVries, III is the son of Linda Morton. There are no other family relationships between any Director, executive or person nominated or chosen by Nannaco to become a Director or executive officer.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. None of the present or former officers or directors have filed the reports required by Section 16(a) of the Exchange Act for the most recent fiscal year or prior fiscal years

The present officers and directors are presently taking steps to make such filings as required by Section 16(a) of the Exchange Act for the most recent fiscal year or prior fiscal years

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ending September 30, 2002, 2001 and 2000, the compensation awarded or paid by Nannaco to its Chief Executive Officer and any of the executive officers of Nannaco whose total salary and bonus exceeded $100,000 US during such year (The "Named Executive Officers"):

                                  SUMMARY COMPENSATION TABLE

                                                     LONG TERM COMPENSATION
                                              ------------------------------------
                     ANNUAL COMPENSATION               AWARDS             PAYOUTS
                  --------------------------  --------------------------  --------
                                      OTHER   RESTRICTED    SECURITIES
NAME AND                             ANNUAL      STOCK      UNDERLYING      LTIP
PRINCIPLE          SALARY    BONUS    COMP.    AWARD(S)    OPTIONS/SARS   PAYOUTS   ALL OTHER
POSITION    YEAR     ($)      ($)      ($)        ($)           (#)         ($)     COMP. ($)
----------  ----  ---------  ------  -------  -----------  -------------  --------  ----------
A. DeVries  2000  $ 104,000       0        0            0              0         0           0
----------  ----  ---------  ------  -------  -----------  -------------  --------  ----------
A. DeVries  2001  $  78,000       0        0            0              0         0           0
----------  ----  ---------  ------  -------  -----------  -------------  --------  ----------
A. DeVries  2002  $  24,000       0        0            0              0         0           0
----------  ----  ---------  ------  -------  -----------  -------------  --------  ----------

No other executive officer earned more than $100,000 US during the most recent fiscal year.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

               Number of      Percent of Total
               Securities     Options/SARs
               Underlying     Granted To
               Options/SARs   Employees In      Exercise of     Expiration
Name           Granted        Fiscal Year       Base Price      Date
               #              %                 $/share
------------------------------------------------------------------------------
None

                       AGGREGATED OPTION/SAR EXERCISES IN
                  LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                      Number Of Unexercised
                                      Securities Underlying  Value of Unexercised
                                      Options/SARs           In-The-Money Options/
              Shares                  At FY-End              SARs At FY-End
              Acquired On  Value      Exercisable/           Exercisable/
Name          Exercise     Realized   Unexercisable          Unexercisable
              #            $          #                      $
----------------------------------------------------------------------------------

Mark Triesch      -0- (1)        -0-        20,000  /  -0-   $       -0-  /  $-0-


Linda Morton      -0- (1)        -0-        20,000  /  -0-   $       -0-  /  $-0-

------------------------------
(1) There were no exercises of options by these persons during the fiscal year ended September 30, 2002

EMPLOYMENT AGREEMENTS AND EXECUTIVE COMPENSATION

Nannaco does not have written employment agreements with its executive officers. Andrew DeVries was paid a salary of $104,000 per annum effective October 1, 2000 until April 2001 when his salary was decreased to $52,000 per annum. Mr. DeVries took further salary reductions during the fiscal year ended September 30, 2001 to $24,000 per annum.

Mr. Devries has not been granted nor does he own any options to purchase shares of Nannaco stock.

COMPENSATION OF DIRECTORS

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

OTHER ARRANGEMENTS

Nannaco has the Nannaco 2000 Stock Option Plan, which was adopted on April 20, 2000. The purpose of the Plan is to advance the business and development of Nannaco and its shareholders by affording to the employees, directors and officers of Nannaco the opportunity to acquire a proprietary interest in Nannaco by the grant of Options to such persons under the Plan's terms. The 2000 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock Options under the Plan will be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which Nannaco had sold its common stock. As of January 14, 2003, the following options have been granted by Executive Officers and Directors under the plan:

Name          # of Shares Optioned  Ex. Price   Expiration Date
------------  --------------------  ----------  ---------------
Mark Triesch         20,000 shares  $     1.00  April 24, 2005
Linda Morton         20,000 shares  $     1.00  April 24, 2005

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with Nannaco, or from a change in the control of Nannaco.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER.

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of January 14, 2003, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

The following table sets forth the persons known to us as beneficially owning more than five percent (5%) of the 15,335,342 shares outstanding as of January 14, 2003 plus 40,000 shares underlying exercisable options held by certain directors. The table also shows the number of shares of Common Stock beneficially owned as of January 14, 2003, by individual directors and executive officers and by all directors and executive officers as a group. The number of shares shown for Linda Morton, and Mark Triesch include currently exercisable

Options to acquire 20,000 shares of common stock at $1.00 per share expiring April 24, 2005 for each officer and director. The Joy Foundation is an unincorporated business trust organization. Jack Malone is the managing director. Unless otherwise indicated, all shares are held directly with sole voting and investment power

Name/Address/Title                       Shares    % Ownership
---------------------------------------------------------------
The Joy Foundation                      1,443,400          9.4%
2915 State Rd. 590 Ste.19
Clearwater, FL 33759

Andrew DeVries, III                     7,750,000         50.5%
President, CEO and Chairman
807 Arizona Ash
San Antonio, TX 78232

Linda Morton                               20,000          0.1%
Director
1305 Woodbranch
San Antonio, TX 78232

Mark Triesch                               49,000          0.3%
Director
353 South Hackberry Ave
New Braunfels, TX 78130

All Executive Officers and Directors    9,262,400         50.9%
3 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:
None

(b) Reports on Form 8-K
None

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANNACO, INC.
By:  /s/  Andrew Devries, III
-----------------------------
Andrew Devries, III, Chief Financial Officer and Director
Date:  January 21, 2003



In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant in its capacities and on the dates indicated.

By:  /s/  Andrew Devries, III
-----------------------------
Andrew Devries, III, Chief Financial Officer and Director
Date:  January 21, 2003


Certifications

I, Andrew Devries, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nannaco, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003
/s/Andrew Devries, III
----------------------
Andrew Devries, III
President

I, Andrew Devries, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nannaco, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003
/s/ Andrew Devries, III
-----------------------
Andrew Devries, III
Principal Financial Officer and Director

Certification of President and Principal Financial Officer of Nannaco, Inc.
---------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Andrew Devries, III, the President and Principal Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc. annual report on Form 10-KSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc.


Date:  January 21, 2003               /s/   Andrew Devries
                                            --------------
                                            Andrew Devries, III
                                            President of
                                            Nannaco, Inc.



Certification of President and Principal Financial Officer of Nannaco, Inc.
---------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Andrew Devries, III the President and Principal Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc. annual report on Form 10-KSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc.

Date:  January 21, 2003               /s/   Andrew Devries
                                            --------------
                                            Andrew Devries, III
                                            President of
                                            Nannaco, Inc.

                                  NANNACO, INC.
                                  -------------
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                                TABLE OF CONTENTS
                                -----------------
                                                                          PAGE
                                                                          NUMBER
                                                                          ------

Independent Auditors' Review Report on Basic Financial Statements           1

Financial Statements:
     Balance Sheet                                                         2-3
     Statements of Income and Retained Deficit                              4
     Statement of Cash Flows                                                5
     Statement of Stockholders' Equity                                      6
     Independent Auditors' Notes to Financial Statements                   7-17

                                 James J. Taylor
                           CERTIFIED PUBLIC ACCOUNTANT

                Report of Independent Certified Public Accountant


The Board of Directors
NANNACO, INC.
2935 Thousand Oaks,  #261
San Antonio, Texas  78247

I have audited the balance sheet of NANNACO, INC. (a Texas corporation and development stage company) as of September 30, 2002 and 2001, and the related statements of operation and retained deficits, statement of cash flows, and the statement of stockholders equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my examination.

I conducted the audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. My audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NANNACO, INC. as of September 30, 2001 and 2000, and the results of its operations, changes in retained earnings, and cash flows for the years ended September 30, 2001, and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming NANNACO, Inc. will continue as a going concern. As shown in the financial statements, the Company has a deficit from operations for the ended September 30, 2002, in the amount of $268,312, and for the year ending September 30, 2001, in the amount of $753,110. These conditions raise substantial doubt about the Company's continued existence. The financial statements do not include any adjustments that might result form the outcome of these uncertainties.

January 6, 2003


                                                     James  J.  Taylor,
                                                     Certified Public Accountant


        555 IH 35 SOUTH, SUITE 312- NEW BRAUNFELS, TEXAS 78130- TELEPHONE
     (830)624-0100 FAX (830)624-0300 E-MAIL ADDRESS: JAMES_J_TAYLOR@MSN.COM

                                  NANNACO, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS


                                                   SEPTEMBER    SEPTEMBER
                                                   30, 2002     30, 2001
                                                  -----------  -----------
CURRENT ASSETS:
  Cash on hand and in banks                       $        0   $        0
  Certificates of deposit                                  0       42,244
  Accounts receivable
    Trade                                                  0        2,100
    Employees                                              0        1,913
                                                  -----------  -----------
      Total accounts receivable                            0        4,013
                                                  -----------  -----------

OTHER CURRENT ASSETS:
  Prepaids and deposits                                    0        2,390
                                                  -----------  -----------
      Total current assets                                 0       48,647



FIXED ASSETS:
  Equipment and fixtures                             158,232      190,936
  Vehicles                                                 0       66,714
  Less: accumulated depreciation                     (64,160)     (95,732)
                                                  -----------  -----------
      Net property and equipment                      94,072      161,918

OTHER ASSETS:
  Notes receivable - investors                       109,000      109,000
  Accrued interest on investors notes receivable      21,760       11,132
                                                  -----------  -----------
      Total other assets                             130,760      120,132
                                                  -----------  -----------

TOTAL ASSETS                                      $  224,832   $  330,697
                                                  ===========  ===========



            SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS
                                       F-2

                                         NANNACO, INC
                                (A DEVELOPMENT STAGE COMPANY)
                                      D.B.A. SURFACE PRO
                                        BALANCE SHEETS
                                 SEPTEMBER 30, 2002 AND 2001


                             LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                 SEPTEMBER     SEPTEMBER
                                                                  30, 2002      30, 2001
                                                                ------------  ------------
CURRENT LIABILITIES:
  Bank overdrafts                                               $     3,286   $     5,341
  Accounts payable - trade                                           63,999        48,276
  Accounts payable - employees                                       50,184
  Judgment payable                                                   44,436
  Accrued interest payable on loans                                  20,112        33,440
  Conversion notes payable                                                        317,975
  Current portion of notes payable                                   59,336        85,096
  Sales taxes payable                                                40,801        36,492
  Payroll taxes accrued and/or withheld                             193,330        94,939
               Total current liabilities                            475,484       621,559
                                                                ------------  ------------
LONG-TERM LIABILITIES:
  Installment notes payable                                          25,350        31,892
  Notes payable - banks (lines of credit)                            33,986        73,986
  Less: current portion                                             (59,336)      (85,096)
                                                                ------------  ------------
               Net long-term debt                                         0        20,782
                                                                ------------  ------------
OTHER LIABILITIES:
  Loans from shareholders                                            48,427        96,865
                                                                ------------  ------------
               Total liabilities                                    523,911       739,206

COMMON STOCK SUBJECT TO REDEMPTION:
  Common stock (377,742 shares issued November 15,
          2001 and outstanding)                                         378             0
  Additional paid-in capital                                        377,364             0
                                                                ------------  ------------
          Total common stock subject to redemption                  377,742             0
STOCKHOLDERS' EQUITY:
  Common stock (1,000 shares $1 par value authorized,
          0 shares issued and outstanding at 09/30/02 and
          09/30/01)                                                       0             0
          (50,000,000 shares $0.001 par value authorized,
          14,957,600 shares issued and outstanding at
          at 09/30/02 and 09/30/01)                                  14,958        14,958
  Preferred stock - 10,000,000 shares authorized, none issued
          and outstanding                                                 0             0
  Paid in surplus                                                 3,379,829     3,379,829
  Retained deficit                                               (4,071,608)   (3,803,296)
                                                                ------------  ------------
               Total stockholder's equity                          (676,821)     (408,509)
                                                                ------------  ------------

TOTAL LIABLITIES AND STOCKHOLDER'S EQUITY                       $   224,832   $   330,697
                                                                ============  ============


            SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS
                                       F-3

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                 STATEMENTS OF OPERATIONS AND RETAINED DEFICITS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                 SEPTEMBER     SEPTEMBER
                                                  30, 2002      30, 2001
                                                ------------  ------------
INCOME:
  Revenue                                       $   138,485   $   290,917

COST OF SALES:
  Wages                                              10,571       292,688
  Supplies                                            3,991        56,552
  Contract labor                                     25,951        49,343
                                                ------------  ------------
      Total cost of sales                            40,513       398,583
                                                ------------  ------------

GROSS PROFIT (LOSS)                                  97,972      (107,666)

ADMINISTRATIVE AND GENERAL:
  Advertising and public relations                    4,778        24,783
  Bank charges and wire fees                          4,817         6,774
  Consulting fees                                                  27,542
  Vehicle operation expense                          13,671        20,155
  Depreciation                                       31,478        36,808
  Dues and subscriptions                                            1,320
  Equipment rental                                                 12,280
  Insurance                                             933        21,465
  Legal and professional                             45,162       127,725
  Miscellaneous                                                    11,688
  Office supplies                                       879         9,610
  Officer compensation                               69,500       104,658
  Payroll tax expense                                18,965        31,761
  Penalties                                          59,004
  Rent                                               22,875        52,230
  Repairs and maintenance                             3,398        10,192
  Other taxes                                                       1,056
  Stock registration expense                          1,826         1,488
  Telephone                                           7,878        20,571
  Trade show expense                                    178         3,328
  Travel and entertainment                           32,406        21,111
  Utilities                                           2,407         1,265
                                                ------------  ------------
      Total administrative and general expenses     320,155       547,810
                                                ------------  ------------

INCOME (LOSS) FROM OPERATIONS                      (222,183)     (655,476)


                                      F-4

OTHER INCOME (EXPENSE):
  Interest income                                    15,513        12,862
  Dividend income                                                  19,533
  Loss on disposition of assets                     (23,038)      (80,641)
  Unrealized gains (losses) on mutual funds
  Interest Expense                                  (38,604)      (49,388)
                                                ------------  ------------
      Total other income (expense)                  (46,129)      (97,634)
                                                ------------  ------------

NET INCOME (LOSS)                                  (268,312)     (753,110)

RETAINED DEFICIT, beginning of period            (3,803,296)   (3,050,186)
                                                ------------  ------------

RETAINED DEFICIT, End of Period                 $(4,071,608)  $(3,803,296)
                                                ============  ============

NET (LOSS) PER SHARE OF COMMON STOCK            $   (0.0179)  $   (0.0503)
                                                ============  ============


            SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS
                                       F-5

                                     NANNACO, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                   D.B.A. SURFACE PRO
                                STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                  SEPTEMBER   SEPTEMBER
                                                                   30, 2002    30, 2001
                                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 ($268,312)  ($753,110)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Non-cash items:
        Depreciation                                                 31,478      36,808
        Debt converted to redeemable stock                          377,742
                                                                  ----------  ----------
                                                                    409,220      36,808

    (Increase) decrease in certificates of deposit                   42,244      (1,620)
    (Increase) decrease in accounts receivable - trade                2,100      18,204
    (Increase) decrease in accounts receivable - employee             1,913      (1,913)
    Increase (decrease) in bank overdraft                            (2,055)     (5,311)
    (Increase) decrease in cash in escrow                                         2,472
    (Increase) decrease in mutual fund shares                                   267,913
    (Increase) decrease in prepaid expense and deposits               2,390     114,935
    Increase (decrease) in accounts payable                          15,723      58,583
    Increase (decrease) in accounts payable - employees              50,184
    Increase (decrease) in accounts payable - other                 (13,329)
    Increase (decrease) in judgment payable                          44,436
    Increase (decrease) in loans payable - brokerage firm                      (132,797)
    Increase (decrease) in current portion of long-term debts       (25,760)      1,688
    Increase (decrease) in conversion notes payable                (317,975)
    Increase (decrease) in sales taxes payable                        4,308       9,124
    Increase (decrease) in payroll tax liabilities                   98,391      44,508
                                                                  ----------  ----------
    Total adjustments                                               311,790     412,594
                                                                  ----------  ----------
    Net cash provided (used) by operating activities                 43,478    (340,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash advances (to) stockholders, and related accrued interest     (10,627)    (68,119)
  (Purchase) dispositions of fixed assets                            36,368       1,550
                                                                  ----------  ----------
    Net cash provided (used) by investing activities                 25,741     (66,569)
                                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) long-term debts:
    Loans from shareholders                                         (48,437)     96,863
    Installment obligations                                          (6,542)
    (Repayment) - Installment obligations                                        (7,621)
    Current portion to current liabilities                          (14,240)       (132)
    Bank lines of credit                                                          2,550
    (Repayment)  - Bank lines of credit                             (40,000)       (994)
    Current portion to current liabilities                           40,000      (1,556)
    Loans from individuals
    Proceeds from conversion debt issuance
        (net of costs of $154,105 for FYE 09/30/00)                             317,975
                                                                  ----------  ----------
        Net cash provided (used) by investing activities            (69,219)    407,085
                                                                  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           0           0

Cash and equivalents, beginning of period                                 0           0
                                                                  ----------  ----------

CASH AND EQUIVALENTS, END OF PERIOD                                       0           0
                                                                  ==========  ==========


            SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS
                                       -5-

                                                           NANNACO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        D.B.A. SURFACE PRO
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD OF OCTOBER 20, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002


                                                         SHARES COMMON STOCK                             DOLLARS
                                                ------------------------------------  --------------------------------------------
                                                 $1.00      $0.001         TOTAL       $1.00    $0.001      PAID
                                                  PAR         PAR          NUMBER       PAR      PAR         IN         RETAINED
  DATE                                           VALUE       VALUE         SHARES      STOCK    STOCK      SURPLUS      DEFICIT
--------                                        -------  -------------  ------------  -------  --------  -----------  ------------
          Balance at October 1, 1998                 0              0             0   $    0   $     0   $        0   $         0
10/20/98  Original capitalization                  500                          500      500                    500
10/20/98  Property contributed by stockholder        0                            0                         108,039
02/15/99  Surrendered certificates                (300)                        (300)    (300)                   300
06/01/99  Issued for services                              19,999,800    19,999,800             19,999
09/30/99  Loss for period ending 09/30/99                                                                                (131,495)
                                                ----------------------------------------------------------------------------------
           Total 09/30/99                          200     19,999,800    20,000,000      200    19,999      108,839      (131,495)
03/10/00  Reverse split (1,000,000 TO 1)          (200)   (19,999,788)  (19,999,988)
                                                ----------------------------------------------------------------------------------
           Sub Total                                 0             12            12      200    19,999      108,839      (131,495)
03/31/00  Forward split (1 to 1,000,000)             0     11,999,988    11,999,988
          Fractional redemption                                                         (200)                   199
          Fractional redemption                                                                 (7,999)      (6,800)
                                                ----------------------------------------------------------------------------------
                                                     0     12,000,000    12,000,000        0    12,000      102,238      (131,495)
05/22/00  Shares issued for services                           50,000        50,000        0        50       49,950
05/22/00  Shares issued for claim settlement                  435,000       435,000                435      434,565
05/22/00  Shares issued for debt                            1,029,200     1,029,200              1,019    1,028,172
                   less $154,105 costs                                                     0               (154,105)
 6/30/00  Shares sold at private placement                  1,443,400     1,443,400        0     1,444    1,234,081
               less $314,072 costs                                                                         (307,563)
                                                ----------------------------------------------------------------------------------
           Total 06/30/00                            0     14,957,600    14,957,600        0    14,948    2,387,338      (131,495)
          Shares issued for debt                                                                    10       (6,509)
07/24/00  Shares issued for services                                                                        999,000
09/30/00  Loss for FYE 09/30/00                                                                                        (2,918,691)
                                                ----------------------------------------------------------------------------------
           Total 09/30/00                            0     14,957,600    14,957,600        0    14,958    3,379,829    (3,050,186)
09/30/01  Loss period ending 09/30/01                                                                                    (753,110)
                                                ----------------------------------------------------------------------------------
           Total 09/30/01                            0     14,957,600    14,957,600        0    14,958    3,379,829    (3,803,296)
09/30/02  Loss period ending 09/30/02                                                                                    (268,312)
                                                ----------------------------------------------------------------------------------
          Total 09/30/02                             0     14,957,600    14,957,600   $    0   $14,958   $3,379,829   $(4,071,608)
                                                ==================================================================================


                                         TOTAL
                                      ------------
Balance at October 1, 1998            $         0
Original capitalization                     1,000
Property contributed by stockholder       108,039
Surrendered certificates                        0
Issued for services                        19,999
Loss for period ending 09/30/99          (131,495)
                                      ------------
 Total 09/30/99                            (2,457)
Reverse split (1,000,000 TO 1)                  0
                                      ------------
 Sub Total                                 (2,457)
Forward split (1 to 1,000,000)                  0
Fractional redemption                          (1)
Fractional redemption                     (14,799)
                                      ------------
                                          (17,257)
Shares issued for services                 50,000
Shares issued for claim settlement        435,000
Shares issued for debt                  1,029,191
         less $154,105 costs             (154,105)
Shares sold at private placement        1,235,525
     less $314,072 costs                 (307,563)
                                      ------------
 Total 06/30/00                         2,270,791
Shares issued for debt                     (6,499)
Shares issued for services                999,000
Loss for FYE 09/30/00                  (2,918,691)
                                      ------------
 Total 09/30/00                           344,601
Loss period ending 09/30/01              (753,110)
                                      ------------
 Total 09/30/01                          (408,509)
Loss period ending 09/30/02              (268,312)
                                      ------------
Total 09/30/02                        $  (676,821)
                                      ============


            SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS
                                       -6-

NOTE 1  -  GOING CONCERN
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

    B.    REVENUE  AND  COST  RECOGNITION
               The Company provides its services on a direct basis. A sale is recognized when the service is provided and an account receivable is recorded or payment is received. The criteria for recording a sale are that all agreed services have been provided to the customer.

     Supplies  and  materials  are  purchased  and  consumed  as  necessary.

               Company warranties on its services are within the standards and customs of the industry. Refunds and adjustments are recognized when granted. No liability is accrued for this purpose and the adjustments and refunds are recorded on a cash basis. Due to the immaterial amount of the adjustments and refunds, management does not feel that this is a misleading method.


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

     E.   FEDERAL INCOME TAXES
               Provisions for income taxes are calculated on pretax income reported for financial statement purposes. Deferred income taxes or benefit from income taxes are provided through timing differences between the reporting of financial statement income and taxable income. These differences result primarily from the use of straight line depreciation for reporting purposes and Modified Accelerated Cost Recovery System for tax purposes. If material, these differences will be recorded as deferred income taxes or benefit from income taxes. Due to the accumulated deficit from inception to September 30, 2002, no deferred taxes or benefit from income taxes has been provided.

NOTE 3  -  CERTIFICATES  OF  DEPOSIT
------
               On June 23, 2000, the Company invested in two certificates of deposit in the amounts of $20,000 each, earning interest at the rate of 5.75% annually. These certificates mature in one year from the date of purchase. These certificates matured June 23, 2001, and along with accrued interest, in the amount of $1,365, were renewed for one year at the interest rate of 3% per annum. Interest in the amount of $1,175 was accrued on both certificates. These certificates secure line of credit notes payable. On June 23, 2002, the date of maturity, one of these certificates was cashed and the proceeds utilized to pay the line of credit note, which it secured. The second certificate was cashed during July, 2002, and the proceeds utilized to retire the corresponding line of credit note, which it secured.

NOTE 4  -  ACCOUNTS RECEIVABLE - TRADE
------
               The trade accounts receivable are recorded by the date of the invoice, which is the date the work is completed. The terms on the invoices are due upon completion, unless other arrangements are made prior to the beginning of the project. Due to the residential nature of business at September 30, 2002, no accounts receivable were outstanding. At September 30, 2001, there was a balance of $5,341.

NOTE 5  -  PREPAIDS AND DEPOSITS
------
     The prepaid interest amount carried on the balance sheet was the interest included in an installment loan on a vehicle purchased by the company. The amounts taken to expense each period are based on the straight-line method over the life of the loan as each installment payment is made. Since the loan was liquidated during the year, no amount remains at September 30, 2002.


NOTE 6  -  EQUIPMENT  AND  FIXTURES  AND  VEHICLES
------
     Fixed assets are recorded at cost and are summarized as follows:

                                              09/30/02    09/30/01
                                             ----------  ----------
    Equipment                                $ 158,232   $ 190,936
    Vehicles                                         0      66,714
                                             ----------  ----------
      Total Fixed Assets (at Cost)           $ 158,232   $ 257,650
    Less Accumulated Depreciation from
      Inception (October 20, 1998) to
      September 30, 2002 and 2001             ( 64,160)    (95,732)
                                             ----------  ----------
    Net Fixed Assets at September 30,
      2002 and 2001                          $  94,072   $ 161,918
                                             ==========  ==========

     Depreciation expense charged against operations for the year ending September 30, 2002, totaled $31,478 and $36,808 for the year ended September 30,2001.

NOTE 7 - OTHER ASSETS
------
     A.  NOTES  RECEIVABLE  -  INVESTORS
     The Company has made advances to sixteen of its investors in the amounts of $109,000 at September 30, 2002 and 2001. These cash advances were secured by promissory notes due on January 1, 2003. These notes carry the provision of 9.75% per annum interest from the date of the advance to the due date.

     B.  ACCRUED  INTEREST  ON  NOTES  RECEIVABLE  -  INVESTORS
     Interest accrual on Investors Notes Receivable retroactively accrued on the advances to investors from the date of the advance to March 31, 2002 and 2001. This interest is due on January 1, 2003, along with the principal. Accumulated amounts were $21,760 at September 30, 2002, and $11,132 at September 30, 2001.

NOTE 8  -  CURRENT  LIABILITIES
------
     A. BANK OVERDRAFTS at September 30, 2002 in the amounts of $3,286, and $5,341 at September 30, 2001, were created by the practice of writing checks at the end of the month and clearing the overdrafts by the first banking day of the following month.

     B. TRADE ACCOUNTS PAYABLE of $63,999 and $48,276 on September 30, 2002 and 2001 respectively, were the amounts owed to suppliers, utilities, and other monthly operating expenses at the end of the periods. These amounts are normally cleared during the month following the purchase, or as soon as possible thereafter.

     C. JUDGMENT PAYABLE The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to September 30, 2002, was $2,128. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice.

     D. ACCRUED INTEREST ON LOANS and notes payable is accrued from the date of the last payment through September 30, 2002 and 2001.

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

          By mutual agreement with all parties, as of November 15, 2001, these notes were converted into NANNACO, Inc. $0.001 redeemable common stock at a value of $1 per share. Including accrued interest, this conversion resulted in the issuance of 377,742 shares of common stock (See Note 12, concerning Redeemable Common Stock).

     F. The accumulations in SALES TAXES PAYABLE AND PAYROLL TAXES ACCRUED AND/OR WITHHELD are the amounts due to government agencies for taxes. The Sales Taxes due is the aggregate non-remitted amount due to the State of Texas for sales taxes applicable to commercial jobs. The Payroll Taxes are the employees' portions and the employers' portion of payroll taxes, plus penalties and interest on past due amounts. An installment agreement was executed with the Internal Revenue Service on December 10, 2002, which calls for payments of $5,000 on December 10, 2002, and $5000 each month until the taxes are paid in full.

NOTE 9 -  LONG TERM LIABILITIES
------
     A.   INSTALLMENT  NOTES  PAYABLE
Installment obligations consist of two notes payable. The first note is secured by a vehicle, plus and the endorsement of the Company President. The funds were utilized for the purchase of a truck to transport Company equipment from one job site to another. Interest on this obligation is included in the note balance, and capitalized as a deferred charge. This interest was amortized straight-line method over the term of the note. This note was liquidated during the year ended September 30, 2002.

On February 19, 2000, an installment loan was obtained from Bank One. This note is secured by the personal guarantee of the Company president and is payable in sixty monthly installments of $745 each. The interest rate is 10% per annum. The details at September 30, 2002 and 2001 are as follows:

                                06/30/02    06/30/01
                               ----------  ---------
          Original Amount      $  35,000   $ 35,000
          Current Balance      $  25,350   $ 25,350
          Long-Term Portion    $       0   $ 16,410
          Current portion due  $  25,350   $  6,340
          Interest Rate               10%        10%
          Due Date             Monthly     Monthly

     B.   NOTES  PAYABLE  -  LINES  OF  CREDIT
          One line of credit loan was originated on July 15, 1999, and was secured by the personal guarantee of the Company president. The due date was July 15, 2002, with interest at prime plus 1.25% to be paid monthly.

                                    09/30/02           09/30/01
                               -----------------  -----------------

          Available Amount     $          35,000  $          35,000
          Current Balance      $          33,986  $          33,986
          Long-Term Portion    $               0  $               0
          Current Portion Due  $          33,986  $          33,986
          Interest Rate         Prime plus 1.25%   Prime plus 1.25%
          Due date                      07/15/02           07/15/01


Additionally, on June 21, 2000, the company established two new line of credit notes with the Frost National Bank. These notes are identical in structure and allow draws up to $20,000 each. Both notes are secured by certificates of deposit (See Note 3). The two notes were due June 21, 2001 and both require interest on the outstanding balance at the rate of 9.5% per annum. These notes were renewed with a new due date of June 21, 2002, and an interest rate of 5.00%. Note #1 was retired at maturity of the CD (June 21, 2002), while Note #2 was retired in July, 2002.


NOTE  10-  LOANS  FROM  SHAREHOLDERS
--------
Since its inception, the Company has been compelled to seek capital on an interim basis to support its operation. Two stockholders have provided the necessary cash advances to meet the requirements of the Company. These advances are evidenced by notes from the Company and bear interest at the rate of 10% per annum, with a due date of one year from the dates of the advances.


NOTE 11 - LEASE COMMITMENTS
-------
     On July 1, 2002, the Company relocated its facilities, which offered a combination of warehouse space and office accommodations. This space is leased for one year payable at the rate of $950 per month. No prepayment was required.

NOTE 12 - REDEEMABLE COMMON STOCK AND PAID IN SURPLUS
-------
As discussed in Note 8E, the Company entered into an agreement with three parties for purchase of a NANNACO, Inc. common stock through Convertible Promissory Notes. These notes were made with non-qualified purchasers. As of November 15, 2001, these notes were converted into 377,742 shares of NANNACO, Inc. $0.001 common stock. This resulted in an allocation of $378 to the stock and $377,364 to additional paid-in capital. Since the purchasers were non-qualified purchasers, this stock can be redeemed at the option of the purchaser at any time for three years from the dates of the original notes. The company has a liability to redeem these shares, at the option of the shareholder, at the issued value, plus accrued interest to the date of redemption at the annual interest rate of 10%. This stock is therefore carried on the balance sheet in a special category and not included in the equity portion of the Company, since the Company has no control of the redemption. Also, this stock is not included in the computation of earnings (losses) per share of common stock outstanding. The treatment of this stock will continue to be segregated until it is redeemed or the three-year period of optional redemption expires (three years from the date of the original notes). The potential liability of interest on the redemption of this stock was not considered in the computation of the net loss for the period ended September 30, 2002, since it is only due if the option to redeem is exercised by the purchasers of the stock. As of that date, the potential liability for interest on this stock is $33,014.

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


NOTE 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS
-------
Also, in 1999, the company issued 19,999,800 shares of the new par value ($0.001) per share common stock for services. Details as to the type of services and number of shares is as follows:

               CLASSIFICATION             NUMBER OF
                 OF SERVICE                SHARES
        -----------------------------  --------------
        Administrative and Accounting          73,000
        Business Development                3,300,000
        Corporate Attorney                  1,015,000
        Employment                              3,000
        Company President                  12,302,800
        Procedure Consultant                    3,000
        Public Relations                      300,000
        Technical Advisor                       3,000
        Trust Shares for Expansion          3,000,000
                                      ---------------
             Total                         19,999,800
                                       ==============

     At a stockholders meeting on March 12, 2000, a 1,000,000 to 1 reverse split was approved. All certificates for under 1,000,000 shares were cancelled and the resultant amounts were refunded to the respective shareholders. Later, on March 31, 2000, a 1,000,000 to 1 forward split was declared by the board of directors.

     During the year 2000, the company became aware that certain individuals had raised money from five investors, allegedly on behalf of the Company. These investors had been promised NANNACO, Inc. common stock in exchange for cash. The company never received the funds raised by these investors. In an effort to protect the good name of the Company, the board of directors agreed to honor the investments made by these individuals and issue them the appropriate number of shares of common stock ($0.001 par value) in exchange for a Memoranda of Agreement not to take legal action against the Company. A one-time, non-cash charge of $435,000 ($1.00 per share) was made against operations for the year ended September 30, 2000.

     In exchange for consulting services, public relations, the Company issued 50,000 shares of common stock ($0.001 par value). Consulting fees of $50,000 ($1.00 per share) was charged against operations for the year ended September 30, 2000.

     Also in the fiscal year ended September 30, 2000, 1,029,200 shares of $0.001 par value common stock was converted from debts held by certain individuals. This conversion converted $519,700 of debt received through April, 2000, and a charge against operations in the amount of $509,500. Allocation of the $1,029,000 (based on an issue price of $1.00 per share) was as follows:
          Debt Conversion                               $ 519,700
          Non-cash Charge against Operations              509,500
          Less: Cash Expenses Relating to Conversion     (154,105)
                                                        ----------
                                                        $ 875,095
                                                        ==========
                                  (Continued)

Note 13 - COMMON STOCK, PREFERRED STOCK, PAID IN SURPLUS (Continued):
-------

A Regulation D private placement of 1,442,400 shares of $0.001 par value common stock was held in 2000. These shares were sold at $1.00 per share pursuant to Rule 506 of the Securities and Exchange Commission, and this is the value that set the benchmark for securities transactions of the Company during the fiscal years 2001 and 2000.

The Company president and founder also gifted 1,000,000 shares of his personal holdings of $0.001 common stock to selected individuals for uncompensated services rendered to the Company in the formation, organization, and operation of in the development stage. These gifts ranged in size from 300 shares to 450,000 shares. A one-time, non-cash charge of $999,000 was made against operations for the period ended September 30, 2000.

On April 15, 2002, the Company president and founder sold 2,250,000 of his
personal   shares of NANNACO, Inc. $0.001 par value common stock for the sum of
$1,600,000. As the proceeds of these sales become available, they will be injected into the Company as working capital.

Note 14 - NET LOSS PER SHARE OF COMMON STOCK
-------
In the computation of the net loss per share of common stock for the period, the retroactive stock splits and other changes in equity have been taken into consideration, however the Redeemable Common Stock shares have not been considered in this computation.

Note 15 - SEGMENTED DISCLOSURES
-------
     A.   Reportable Segments
Due to the criteria for the selection of reporting segments, NANNACO, Inc. has seven reporting segments. These segments all meet one or more of the required criteria, either now or in past periods. The type of customer provided the services classifies these segments. The customers are divided into two categories, which are residential customers and commercial customers. The services performed for residential customers are wood restoration, stone restoration, surface sealing, and pressure washing. For commercial customers, the classifications are pressure washing, environmental services, and historical restoration.

Residential wood restoration involves wood surface preparation, including chemical or mechanical stripping. Stone restoration involves essentially the same process, except on surfaces of concrete or stone. The sealing service to residential customers is the chemical finishing process applied to either stone or wood surfaces, whether of not the Company cleans the surface. Pressure washing for residential customers is generally water and pressure cleaning of surfaces where water reclamation procedures are not a factor and need not apply.

Note 15 - SEGMENTED DISCLOSURES
-------

     A.   Reportable  Segments  (Continued):
          For commercial customers, the pressure washing is essentially the same service as offered to residential customers, only provided to commercial (business) customers. The environmental services offered to commercial customers are spill response and/or other specialized cleaning services that require water containment or special chemical processes and waste water removal. For historical restoration services to commercial customers, NANNACO, Inc. performs services similar to a combination of residential wood restoration and residential stone restoration, plus specialized cleaning and sealing procedures for historical structures.

     B.   Measurement  of  Segment  Profit  or  Loss  and  Segment  Assets
          The accounting policies of all the segments are the same as those described in the summary of significant accounting policies. Sales revenue and cost of goods sold for each segment can be determined on a segment basis. The remaining operating expenses are general corporate expenses, but are allocated to the various segments on the basis of the same percentages as result from the allocation of the cost of sales for the individual segments. Management feels that this is a fair allocation of the general corporate expenses to give a net profit from operations for each individual segment. The allocation for interest expense is based upon the same percentages. Since all segments utilize fixed assets, the depreciation expense is allocated to the segments by the percentage of revenue generated by the segment. Interest income and investment revenues are common to all segments, so this also is allocated by the segment income percentage. Gains or losses on asset dispositions are also allocated by the income allocation method.

SCHEDULE OF SEGMENTED ACCOUNTS FOR THE YEAR ENDED SEPTEMBER 30, 2002:

                                             RESIDENTIAL SEGMENTS
                                  ----------------------------------------------
                                      WOOD         STONE                PRESSURE
                                  RESTORATION   RESTORATION   SEALING   WASHING
                                  ------------  ------------  --------  --------

  Net sales                            22,704        16,466    43,044     3,401
  Interest income                       2,543         1,845     4,822       381
  Interest (expense)                   (7,258)       (6,017)   (9,228)     (407)
      Depreciation (expense)           (5,161)       (3,743)   (9,784)     (773)
  Loss on asset dispositions           (3,777)       (2,739)   (7,161)     (566)
  Segmented profits (loss)            (31,265)      (22,675)  (59,275)   (4,683)
  Allocation of fixed assets
        Total segments                 25,941        18,814    49,182     3,886

NOTE 15 - SEGMENTED DISCLOSURES
-------
SCHEDULE OF SEGMENTED ACCOUNTS FOR THE YEAR ENDED SEPTEMBER 30, 2002
(Continued):

                                           COMMERCIAL SEGMENTS
                             ------------------------------------------------
                             PRESSURE   ENVIRONMENT     HISTORIC     COMPANY
                              WASHING     SERVICES    RESTORATION    TOTALS
                             ---------  ------------  ------------  ---------
Net sales                      15,890        23,952        13,028    138,485
Interest income                 1,780         2,683         1,459     15,513
Interest (expense)             (1,893)       (9,643)       (4,158)   (38,604)
Depreciation (expense)         (3,612)       (5,445)       (2,961)   (31,479)
Loss on asset dispositions     (2,643)       (3,985)       (2,167)   (23,038)
Segmented profits (loss)      (21,882)      (32,983)      (17,941)  (190,704)
Allocation of fixed assets
      Total segments           18,156        27,367        14,886    158,232


SCHEDULE OF SEGMENTED ACCOUNTS FOR THE YEAR ENDED SEPTEMBER 30, 2001:

                                          RESIDENTIAL SEGMENTS
                               -----------------------------------------------
                                   WOOD         STONE      PRESSURE
                               RESTORATION   RESTORATION    SEALING   WASHING
                               ------------  ------------  ---------  --------
  Net sales                         81,781        37,786     61,150    15,610
  Interest income                    3,601         1,672      2,701       643
  Dividend income                    5,469         2,539      4,102       977
  (Loss) on disposition of
        assets                     (22,580)      (10,483)   (16,935)   (4,032)
  Interest (expense)               (12,347)       (6,421)   (11,853)   (1,482)
  Depreciation (expense)           (10,307)       (4,785)    (7,730)   (1,840)
  Segmented profits (loss)        (154,668)      (80,427)  (148,480)  (18,560)
  Allocation of fixed assets
        Total segments              72,142        33,495     54,106    12,883



                                             COMMERCIAL SEGMENTS
                               ------------------------------------------------
                               PRESSURE   ENVIRONMENT     HISTORIC     COMPANY
                                WASHING     SERVICES    RESTORATION    TOTALS
                               ---------  ------------  ------------  ---------
  Net sales                      17,234        61,282        16,074    290,917
  Interest income                   772         2,701           772     12,862
  Dividend income                 1,172         4,102         1,172     19,533
  (Loss) on disposition of
        assets                   (4,838)      (16,935)       (4,838)   (80,641)
  Interest (expense)             (2,963)      (11,853)       (2,469)   (49,388)
  Depreciation (expense)         (2,208)       (7,730)       (2,208)   (36,808)
  Segmented profits (loss)      (37,120)     (148,480)      (30,933)  (618,668)
  Allocation of fixed assets
        Total segments           15,459        54,106        15,459    257,650

NOTE 15 - SEGMENTED DISCLOSURES
-------
     C.  Reconciliation of Segmented Amounts:

                                              PERIOD ENDED
                                          09/30/02    09/30/01
                                         ----------  -----------
  Interest income                        $  15,513   $   12,862
Dividend income                             19,533
(Loss) on disposition of assets            (23,038)     (80,641)
Interest (expense)                         (38,604)     (49,388)
Depreciation (expense)                     (31,479)     (36,808)
Segmented profits (loss)                  (190,704)    (618,668)
                                         ----------  -----------
Net income (loss) to retained earnings   $(268,312)   ($753,110)
                                         ==========  ===========