Form 10QSB
period 2002-12-31
NANNACO INC
filed 2003-02-14
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                           Commission File #333-44188

                                  NANNACO, INC.
        (Exact name of small business issuer as specified in its charter)

                                      TEXAS
         (State or other jurisdiction of incorporation or organization)

                                   74-2891747
                      (IRS Employer Identification Number)

                  9739 Cobb Street, #1 San Antonio, Texas 78217
               (Address of principal executive offices)(Zip Code)

                                 (210) 545-3570
                (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

The number of shares outstanding of the Company's common stock as of January 31, 2003 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 15,335,342

Documents Incorporated by Reference: None

                                  NANNACO, INC.
                                   FORM 10-QSB
                                Table of Contents

PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -  Item 307 of Regulation S-B


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

Item 6 -  Reports on Form  8-K

SIGNATURES



                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.


                                  NANNACO, INC.
                                  -------------




                         UNAUDITED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                  NANNACO, INC.
                                TABLE OF CONTENTS
                                  -------------


                                                            PAGE
                                                            ----
Unaudited Financial Statements:

  Unaudited Balance Sheets as of
    December 31, 2002 and December 31, 2001                 F-3

  Unaudited Statements of Operations and Retained Deficits
    for the three months ended December 31, 2002
    and 2001                                                F-4

  Unaudited Statements of Cash Flows
    for the three months ended December 31, 2002 and 2001   F-5

Unaudited Statements of Stockholder's Equity
   For the period October 20, 1998 to December 31, 2002     F-6

Notes to Unaudited Financial Statements                     F-7

                                  NANNACO, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001



                                     ASSETS

                                                   DECEMBER    DECEMBER
                                                   31, 2002    31, 2001
                                                  ----------  ----------
CURRENT ASSETS:
  Cash on hand and in banks                       $   6,131   $       0
  Certificates of deposit                                 0      42,547
  Accounts receivable                                     0       3,481

OTHER CURRENT ASSETS:
  Prepaids and deposits                                   0       2,390
                                                  ----------  ----------
      Total current assets                            6,131      48,418


FIXED ASSETS:
  Equipment and fixtures                            158,807     190,936
  Vehicles                                            3,000      66,714
  Less: accumulated depreciation                    (71,960)   (104,934)
                                                  ----------  ----------
      Net property and equipment                     89,847     152,716

OTHER ASSETS:
  Notes receivable - investors                       59,000     109,000
  Accrued interest on investors notes receivable     23,210      13,811
                                                  ----------  ----------
      Total other assets                             82,210     122,811
                                                  ----------  ----------


TOTAL ASSETS                                      $ 178,188   $ 323,945
                                                  ==========  ==========


                                    UNAUDITED
                                       F-3

                                         NANNACO, INC
                                (A DEVELOPMENT STAGE COMPANY)
                                      D.B.A. SURFACE PRO
                                        BALANCE SHEETS
                                  DECEMBER 31, 2002 AND 2001


                             LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                  DECEMBER      DECEMBER
                                                                  31, 2002      31, 2001
                                                                ------------  ------------
CURRENT LIABILITIES:
  Bank overdrafts                                               $         0   $     7,525
  Accounts payable - trade                                           54,999        62,678
  Accounts payable - employees                                       62,684         9,790
  Judgment payable                                                   45,556
  Accrued interest payable on loans                                  22,709         9,607
  Current portion of notes payable                                   59,336        85,096
  Sales taxes payable                                                40,801        38,943
  Payroll taxes accured and/or withheld                             188,330       100,975
                                                                ------------  ------------
               Total current liabilities                            474,415       314,614

LONG-TERM LIABILITIES:
  Installment notes payable                                          25,350        31,892
  Notes payable - banks (lines of credit)                            33,986        73,986
  Less: current portion                                             (59,336)      (85,096)
                                                                ------------  ------------
               Net long-term debt                                         0        20,782
                                                                ------------  ------------
OTHER LIABILITIES:
  Loans from shareholders                                            44,382        69,200
                                                                ------------  ------------
               Total liabilities                                    518,797       404,596

COMMON STOCK SUBJECT TO REDEMPTION:
  Common stock (377,742 shares issued November 15,
         2001 and outstanding)                                          378           378
  Additional paid-in capital                                        377,364       377,364
                                                                ------------  ------------
         Total common stock subject to redemption                   377,742       377,742
STOCKHOLDERS' EQUITY:
  Common stock (1,000 shares $1 par value authorized,
         0 shares issued and outstanding at 12/31/02 and
         12/31/01)                                                        0              0
         (50,000,000 shares $0.001 par value authorized,
         14,957,600 shares issued and outstanding at
         at 12/31/02 and 12/31/01)                                   14,958        14,958
  Preferred stock - 10,000,000 shares authorized, none issued
        and outstanding                                                   0             0
  Paid in surplus                                                 3,379,829     3,379,829
  Retained deficit                                               (4,113,138)   (3,853,180)
                                                                ------------  ------------
      Total stockholder's equity                                   (718,351)     (458,393)
                                                                ------------  ------------

TOTAL LIABLITIES AND STOCKHOLDER'S EQUITY                       $   178,188   $   323,945
                                                                ============  ============

                                    UNAUDITED
                                    F-3 CONT.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                 STATEMENTS OF OPERATIONS AND RETAINED DEFICITS
          FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2002 AND 2001



                                                  DECEMBER      DECEMBER
                                                  31, 2002      31, 2001
                                                ------------  ------------
INCOME:
  Revenue                                       $     3,322   $    39,040

COST OF SALES:
  Wages                                                            14,140
  Supplies                                            3,986         5,918
  Contract labor                                      4,548           140
                                                ------------  ------------
    Total cost of sales                               8,534        20,198
                                                ------------  ------------

GROSS PROFIT (LOSS)                                  (5,212)       18,842

ADMINISTRATIVE AND GENERAL:
  Advertising and public relations                    2,535           178
  Bank charges and wire fees                          1,123         1,200
  Vehicle operation expense                             600         4,026
  Depreciation                                        7,800         9,202
  Dues and subscripitions                                25
  Equipment rental                                      400
  Legal and professional                              2,000        14,400
  Miscellaneous                                         315           459
  Office expense                                      2,200           234
  Officer compensation                               12,500        20,300
  Payroll tax expense                                               1,884
  Penalties                                           1,062
  Rent                                                  717         8,100
  Repairs and maintenance                               522           700
  Other taxes and licenses                              933
  Stock registration expense                            182           391
  Telephone                                           1,121           500
  Trade show expense                                                  178
  Travel and entertainment                               15           360
  Utilities                                                           730
                                                ------------  ------------
    Total administrative and general expenses        34,050        62,842
                                                ------------  ------------

INCOME (LOSS) FROM OPERATIONS                       (39,262)      (44,000)

OTHER INCOME (EXPENSE):
  Interest income                                     1,449         2,981
  Divivdend income
  Loss on disposition of assets
  Unrealized gains (losses) on mutual funds
  Interest Expense                                   (3,717)       (8,865)
                                                ------------  ------------
    Total other income (expense)                     (2,268)       (5,884)
                                                ------------  ------------

NET INCOME (LOSS)                                   (41,530)      (49,884)

RETAINED DEFICIT, beginning of period            (4,071,608)   (3,803,296)
                                                ------------  ------------

RETAINED DEFICIT, End of Period                 $(4,113,138)  $(3,853,180)
                                                ============  ============

NET (LOSS) PER SHARE OF COMMON STOCK            $   (0.0028)  $   (0.0033)
                                                ============  ============


                                    UNAUDITED
                                       F-4

                                      NANNACO, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                   D.B.A. SURFACE PRO
                                STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2002 AND 2001


                                                                   DECEMBER    DECEMBER
                                                                   31, 2002    31, 2001
                                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  ($41,530)   ($49,884)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Non-cash items:
      Depreciation                                                    7,800       9,202
    (Increase) decrease in certificates of deposit                                 (302)
    (Increase) decrease in accounts receivable - trade                           (1,382)
    (Increase) decrease in accounts receivable - employee                         1,913
    (Increase) decrease in accounts receivable - other                           (2,817)
    Increase (decrease) in bank overdraft                            (3,286)      2,184
    Increase (decrease) in accounts payable                          (9,000)     14,400
    Increase (decrease) in accounts payable - employees              12,500       9,790
    Increase (decrease) in accounts payable - other                   2,597       8,409
    Increase (decrease) in judgment payable                           1,120
    Increase (decrease) in sales taxes payable                                    2,451
    Increase (decrease) in payroll tax liabilities                   (5,000)      6,036
                                                                  ----------  ----------
       Total adjustments                                              6,731      49,884
                                                                  ----------  ----------

        Net cash provided (used) by operating activities            (34,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash advances (to) stockholders, and related accrued interest      44,505
  (Purchase) dispositions of fixed assets                            (3,575)
                                                                  ----------  ----------
       Net cash provided (used) by investing activities              40,930           0
                                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Conversion of debt to redeemable common stock:
    (Decrease) in conversion notes payable                                     (345,500)
    (Decrease) in accrued inteest on conversion notes                           (32,242)
    Issuance of redeemable common stock for conversion notes                    377,742
                                                                  ----------  ----------
      Net cash provided (used) by investing activities                    0
                                                                  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       6,131

Cash and equivalents, beginning of period                                 0           0
                                                                  ----------  ----------
CASH AND EQUIVALENTS, END OF PERIOD                               $   6,131   $       0
                                                                  ==========  ==========

                                    UNAUDITED
                                      F-5

                                                           NANNACO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        D.B.A. SURFACE PRO
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD OF OCTOBER 20, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002


                                                       SHARES COMMON STOCK                                 DOLLARS
                                                       -------------------            -------------------------------------------
                                                 $1.00      $0.001         TOTAL       $1.00    $0.001      PAID
                                                  PAR         PAR          NUMBER       PAR      PAR         IN         RETAINED
  DATE                                           VALUE       VALUE         SHARES      STOCK    STOCK      SURPLUS      DEFICIT
--------                                        -------  -------------  ------------  -------  --------  -----------  ------------
             Balance at October 1, 1998              0              0             0   $    0   $     0   $        0   $         0
10/20/98  Original capitalization                  500                          500      500                    500
10/20/98  Property contributed by stockholder        0                            0                         108,039
02/15/99  Surrendered certificates                (300)                        (300)    (300)                   300
06/01/99  Issued for services                              19,999,800    19,999,800             19,999
09/30/99  Loss for period ending 09/30/99                                                                                (131,495)
                                                ----------------------------------------------------------------------------------
                   Total 09/30/99                  200     19,999,800    20,000,000      200    19,999      108,839      (131,495)
03/10/00  Reverse split (1,000,000 TO 1)          (200)   (19,999,788)  (19,999,988)
                                                ----------------------------------------------------------------------------------
          Sub Total                                  0             12            12      200    19,999      108,839      (131,495)
03/31/00  Forward split (1 to 1,000,000)             0     11,999,988    11,999,988
          Fractional redemption                                                         (200)                   199
          Fractional redemption                                                                 (7,999)      (6,800)
                                                ----------------------------------------------------------------------------------
                                                     0     12,000,000    12,000,000        0    12,000      102,238      (131,495)
05/22/00  Shares issued for services                           50,000        50,000        0        50       49,950
05/22/00  Shares issued for claim settlement                  435,000       435,000                435      434,565
05/22/00  Shares issued for debt                            1,029,200     1,029,200              1,019    1,028,172
                   less $154,105 costs                                                     0               (154,105)
 6/30/00  Shares sold at private placement                  1,443,400     1,443,400        0     1,444    1,234,081
               less $314,072 costs                                                                         (307,563)
                                                ----------------------------------------------------------------------------------
                   Total 06/30/00                    0     14,957,600    14,957,600        0    14,948    2,387,338      (131,495)
          Shares issued for debt                                                                    10       (6,509)
07/24/00  Shares issued for services                                                                        999,000
09/30/00  Loss for FYE 09/30/00                                                                                        (2,918,691)
                                                ----------------------------------------------------------------------------------
                   Total 09/30/00                    0     14,957,600    14,957,600        0    14,958    3,379,829    (3,050,186)
09/30/01  Loss period ending 09/30/01                                                                                    (753,110)
                                                ----------------------------------------------------------------------------------
                   Total 09/30/01                    0     14,957,600    14,957,600        0    14,958    3,379,829    (3,803,296)
09/30/02  Loss period ending 09/30/02                                                                                    (268,312)
                                                ----------------------------------------------------------------------------------
                   Total 09/30/02                    0     14,957,600    14,957,600        0    14,958    3,379,829    (4,071,608)
12/31/02  Loss period ending 12/31/02                                                                                     (41,530)
                                                ----------------------------------------------------------------------------------
                   Total 12/31/02                    0     14,957,600    14,957,600   $    0   $14,958   $3,379,829   $(4,113,138)
                                                ==================================================================================



                                         TOTAL
                                      ------------
Balance at October 1, 1998            $         0
Original capitalization                     1,000
Property contributed by stockholder       108,039
Surrendered certificates                        0
Issued for services                        19,999
Loss for period ending 09/30/99          (131,495)
                                      ------------
Total 09/30/99                             (2,457)
Reverse split (1,000,000 TO 1)                  0
                                      ------------
Sub Total                                  (2,457)
Forward split (1 to 1,000,000)                  0
Fractional redemption                          (1)
Fractional redemption                     (14,799)
                                      ------------
                                          (17,257)
Shares issued for services                 50,000
Shares issued for claim settlement        435,000
Shares issued for debt                  1,029,191
         less $154,105 costs             (154,105)
Shares sold at private placement        1,235,525
     less $314,072 costs                 (307,563)
                                      ------------
Total 06/30/00                          2,270,791
Shares issued for debt                     (6,499)
Shares issued for services                999,000
Loss for FYE 09/30/00                  (2,918,691)
                                      ------------
Total 09/30/00                            344,601
Loss period ending 09/30/01              (753,110)
                                      ------------
Total 09/30/01                           (408,509)
Loss period ending 09/30/02              (268,312)
                                      ------------
Total 09/30/02                           (676,821)
Loss period ending 12/31/02               (41,530)
                                      ------------
Total 12/31/02                        $  (718,351)
                                      ============

                                    UNAUDITED
                                       F-6

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

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

NOTE  2  - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------

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

NOTE 4 - ACCOUNTS RECEIVABLE - TRADE
------

     The trade accounts receivable are recorded by the date of the invoice, which is the date the work is completed. The terms on the invoices are due upon completion, unless other arrangements are made prior to the beginning of the project. Due to the residential nature of business at December 31, 2002, no accounts receivable were outstanding. At December 31, 2001, there was a balance of $3,481.

NOTE 5 - PREPAIDS AND DEPOSITS
------

     The prepaid interest amount carried on the balance sheet was the interest included in an installment loan on a vehicle purchased by the company. The amounts taken to expense each period are based on the straight-line method over the life of the loan as each installment payment is made. Since the loan was liquidated during the year, no amount remains at December 31, 2002.

NOTE 6 - EQUIPMENT AND FIXTURES AND VEHICLES
------

     Fixed assets are recorded at cost and are summarized as follows:

                                                  12/31/02          12/31/01
                                                  --------          ---------
          Equipment                               $158,807          $190,936
          Vehicles                                   3,000            66,714
                                                  --------          ---------
               Total Fixed Assets (at Cost)       $161,807          $257,650
          Less Accumulated Depreciation from
               Inception (October 20, 1998) to
               December 31, 2002 and 2001          (71,960)         (104,934)
                                                  --------          ---------
          Net Fixed Assets at December 31,
               2002 and 2001                      $ 89,847          $152,716
                                                  =========         =========

     Depreciation expense charged against operations for the period ending December 31, 2002, totaled $7,800 and $9,202 for the period ended December 31,2001.

NOTE 7 - OTHER ASSETS
------

     A.   NOTES  RECEIVABLE  -  INVESTORS
     The Company has made advances to sixteen of its investors in the amounts of $59,000 at December 31, 2002. The balance was $109,000 at December 31, 2001. These cash advances were secured by promissory notes due on January 1, 2003. These notes carry the provision of 9.75% per annum interest from the date of the advance to the due date.

     B.   ACCRUED  INTEREST  ON  NOTES  RECEIVABLE  -  INVESTORS
     Interest accrual on Investors Notes Receivable retroactively accrued on the advances to investors from the date of the advance to December 31, 2002 and 2001. This interest was due on January 1, 2003, along with the principal. Accumulated amounts were $23,210 at December 31, 2002, and $13,811 at December 31, 2001.

NOTE 8 - CURRENT LIABILITIES
------

     A. BANK OVERDRAFTS in the amount of $7,525 at December 31, 2001, were created by the practice of writing checks at the end of the month and clearing the overdrafts by the first banking day of the following month.

     B. TRADE ACCOUNTS PAYABLE of $54,999 and $62,678 on December 31, 2002 and 2001 respectively, were the amounts owed to suppliers, utilities, and other monthly operating expenses at the end of the periods. These amounts are normally cleared during the month following the purchase, or as soon as possible thereafter.

     C. JUDGMENT PAYABLE The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to December 31, 2002, was $3,248. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice.

     D. ACCRUED INTEREST ON LOANS and notes payable is accrued from the date of the last payment through September 30, 2002 and 2001.


                                   (Continued)

------

     E. The accumulations in SALES TAXES PAYABLE AND PAYROLL TAXES ACCRUED AND/OR WITHHELD are the amounts due to government agencies for taxes. The Sales Taxes due is the aggregate non-remitted amount due to the State of Texas for sales taxes applicable to commercial jobs. The Payroll Taxes are the employees' portions and the employers' portion of payroll taxes, plus penalties and interest on past due amounts. An installment agreement was executed with the Internal Revenue Service on December 10, 2002, which calls for payments of $5,000 on December 10, 2002, and $5,000 each month until the taxes are paid in full.

NOTE 9- LONG TERM LIABILITIES
------

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

     On  February 19, 2000, an installment loan was obtained from Bank One. This note is secured by the personal guarantee of the Company president and is payable in sixty monthly installments of $745 each. The interest rate is 10% per annum. The details at December 31, 2002 and 2001 are as follows:

                                12/31/02    12/31/01
                               ----------  ----------
          Original Amount      $  35,000   $  35,000
          Current Balance      $  25,350   $  25,350
          Long-Term Portion    $       0   $  18,920
          Current portion due  $  25,350   $   6,430
          Interest Rate               10%         10%
          Due Date             Monthly     Monthly


     B.   NOTES  PAYABLE  -  LINES  OF  CREDIT
     One line of credit loan was originated on July 15, 1999, and was secured by the personal guarantee of the Company president. The due date was July 15, 2002, with interest at prime plus 1.25% to be paid monthly.

                                   12/31/02           12/31/01
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


NOTE 12 - REDEEMABLE COMMON STOCK AND PAID IN SURPLUS
-------

     The Company entered into an agreement with three parties for purchase of a NANNACO, Inc. common stock through Convertible Promissory Notes. These notes were made with non-qualified purchasers. As of November 15, 2001, these notes were converted into 377,742 shares of NANNACO, Inc. $0.001 common stock. This resulted in an allocation of $378 to the stock and $377,364 to additional paid-in capital. Since the purchasers were non-qualified purchasers, this stock can be redeemed at the option of the purchaser at any time for three years from the dates of the original notes. The company has a liability to redeem these shares, at the option of the shareholder, at the issued value, plus accrued interest to the date of redemption at the annual interest rate of 10%. This stock is therefore carried on the balance sheet in a special category and not included in the equity portion of the Company, since the Company has no control of the redemption. Also, this stock is not included in the computation of earnings (losses) per share of common stock outstanding. The treatment of this stock will continue to be segregated until it is redeemed or the three-year period of optional redemption expires (three years from the date of the original notes). The potential liability of interest on the redemption of this stock was not considered in the computation of the net loss for the periods ended December 31, 2002 and 2001, since it is only due if the option to redeem is exercised by the purchasers of the stock. As of that date, the potential liability for interest on this stock is $42,526.


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


                                   (Continued)

NOTE  13  -  COMMON  STOCK,  PREFERRED  STOCK,  PAID  IN  SURPLUS
--------
     Also, in 1999, the company issued 19,999,800 shares of the new par value ($0.001) per share common stock for services. Details as to the type of services and number of shares is as follows:


                   CLASSIFICATION                   NUMBER
                         OF                           OF
                       SERVICE                      SHARES
              Administrative and Accounting          73,000
              Business Development                3,300,000
              Corporate Attorney                  1,015,000
              Employment                              3,000
              Company President                  12,302,800
              Procedure Consultant                    3,000
              Public Relations                      300,000
              Technical Advisor                       3,000
              Trust Shares for Expansion          3,000,000
              Total                              19,999,800
                                                 ==========

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

                                   (Continued)

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

NOTE  14  -  NET  LOSS  PER  SHARE  OF  COMMON  STOCK
--------
     In the computation of the net loss per share of common stock for the period, the retroactive stock splits and other changes in equity have been taken into consideration, however the Redeemable Common Stock shares have not been considered in this computation.

NOTE 15 - MANAGEMENT STATEMENT
     These unaudited financial statements contain all of the adjustments and notes considered necessary by management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended September 30, 2002. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

GENERAL

Nannaco, Inc. ("Nannaco or the "Company") is a publicly traded company listed on the OTC Electronic BulletinBoard under the symbol "NNCO". The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations. The Company became publicly traded on September 5, 2002 on the OTCBB. The Company provides industrial surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well to the owners of historical buildings. The Company operates under the trade name of Surface Pro in order to relate to the principal business activity, since the Nannaco name does not indicate the type of business.

Since our incorporation in October of 1998, we have focused on industrial surface cleaning, surface protection and restoration. We specialize in pressure cleaning, pre-coating surface preparation, chemical coating on surfaces such as sidewalks and exterior walls, kitchen vent hood maintenance programs (primarily for restaurants), providing historical preservation products and services, solid waste container maintenance, engine and machinery de-greasing, residential services and historical restorations.

RESULTS OF OPERATIONS

Nannaco has been in operation since October 1998, beginning with varied
treatments for commercial exterior surfaces.   Since that time we have expanded
to include our residential services, other commercial services and vehicle cleaning. Beginning in the current fiscal year, we have begun contaminated soil and water removal and hauling services. Also, we have begun negotiations concerning one merger and one business development entity within the corporation that we intend to implement in 2003.

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

In Note #1 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations. During the three months ended December 31, 2002 and 2001, the Company reported net losses and negative cash flows from operations as follows:

                                    THREE MONTHS    THREE MONTHS
                                       ENDED           ENDED
                                    DECEMBER 31,   SEPTEMBER 30,
                                       2002             2002
                                   -------------  --------------
       Net loss                    $      41,530  $       49,884

       Accumulated deficit             4,113,138       3,853,180


The Company's continuing negative operating results have produced a retained deficit of $(4,113,138) at September 30, 2002. Additionally, the Company had current assets of 6,131 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, reduction in officer salaries or curtailment of existing operations. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems. Additionally, the Company has relied on key stockholders and officers to bear the substantial costs that are involved in positioning Nannaco to commence commercial operations. Nannaco expects to continue to incur losses and face cash flow problems for a period that could extend for several years.

COMPARISON OF QUARTER ENDED DECEMBER 31, 2001 TO QUARTER ENDED DECEMBER 31,
2002.

During the first quarter the Company had $3,322 in revenue compared to $39,040 for the three months ended December 31, 2001. The reduction in revenue reduced the net loss for the quarter ended December 31, 2002 from $41,530 compared to $49,884 for the quarter ended December 31, 2001 is due to the impact of the weather on sales, general economic uncertainty and a reduction in advertising resources.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES FOR THREE MONTHS ENDED DECEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

For the three months ended December 31, 2002 we had current assets of $6,131 while in the three months ended December 31, 2001, we had current assets of $48,418. Fixed assets in the three months ended December 31, 2002 were $89,847 as compared to fixed assets of $152,716 for the three months ended December 31, 2001.

We had current liabilities of $474,415 for the three months ended December 31, 2002 and $314,614 for the three months ended December 31, 2001 while long-term liabilities were $0 for the three months ended December 31, 2002 as compared with $20,782 three months ended December 31, 2001.

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

2003 OUTLOOK

We intend to achieve profitability through increased revenue and decreased expenses. Additionally, we intend to make private placements of our equity securities as well as seeking traditional debt financing when available. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that we can obtain financing on favorable terms.

These monies will be used to increase advertising, which we believe will stimulate sales. Residential and commercial services will remain our primary business focus for the next year. While we believe the hazardous waste remediation business will develop into a substantial portion of our business, we believe the development will be incremental over the next several years as we establish our name and reputation as a service provider in this business.

FORWARD-LOOKING INFORMATION-GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Andrew DeVries, III, our President and Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are
appropriate and effective.   He has evaluated these controls and procedures as
of a date within 90 days of the filing date of this report on Form 10-QSB.
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 1.  LEGAL PROCEEDINGS

The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to December 31, 2002, was $3,248. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of San Antonio, Texas, on February 14, 2003.

NANNACO, INC.

By:  /s/  Andrew DeVries, III                          Date: February 14, 2003
     ----------------------------------
     Andrew DeVreis, III,
     President, Chief Executive Officer and Chief Financial Officer




CERTIFICATIONS

I, Andrew DeVries, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nannaco, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ Andrew DeVries, III
-----------------------
Andrew DeVries, III
Chief Executive Officer

I, Andrew DeVries, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nannaco, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ Andrew DeVries, III
-----------------------
Andrew DeVries, III
Chief Executive Officer
Chief Financial Officer

Certification of Chief Executive Officer and Chief Financial Officer of Nannaco,
--------------------------------------------------------------------------------
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
-------------------------------------------------------------------------------
of 18 U.S.C. 63.
---------------

I, Andrew DeVries, III, the Chief Executive Officer and Chief Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc.'s periodic report on Form 10-QSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc.

Date:  February 14, 2003            /s/  Andrew DeVries, III
                                         -------------------
                                         Andrew DeVries, III,
                                         Chief Executive Officer
                                         Nannaco, Inc.




Certification of Chief Executive Officer and Chief Financial Officer of Nannaco,
--------------------------------------------------------------------------------
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
-------------------------------------------------------------------------------
of 18 U.S.C. 63.
---------------

I, Andrew DeVries, III, the Chief Executive Officer and Chief Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc.'s periodic report on Form 10-QSB for the period ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc

Date:  February 14, 2003                /s/  Andrew DeVries, III
                                        ------------------------
                                        Andrew DeVries, III,
                                        Chief Financial Officer of
                                        Nannaco, Inc.