Form 10QSB
period 2003-03-31
NANNACO INC
filed 2003-05-22
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The number of shares outstanding of the Company's common stock as of March 31, 2003 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 14,957,600

Documents  Incorporated  by  Reference:  None

                                  NANNACO, INC.
                                   FORM 10-QSB

               Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Controls and Procedures


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO

                                   __________





                         UNAUDITED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2003 AND 2002

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                                TABLE OF CONTENTS
                                   __________



                                                                            PAGE
                                                                            ----

Unaudited Financial Statements:                                             F-1

  Unaudited  Balance  Sheets  as  of
    March  31,  2003  and  March  31,  2002                                 F-2

  Unaudited  Statements  of  Operations
    for  the six months ended March 31, 2003 and 2002                       F-3

  Unaudited  Statements  of  Stockholders'
    Equity for the six months ended March 31, 2003                          F-4

  Unaudited  Statements  of  Cash  Flows
    for the six months ended March 31, 2003 and 2002                        F-5

Notes to Financial Statements                                               F-6

                                  NANNACO, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                                 BALANCE SHEETS
                        MARCH 31, 2003 AND MARCH 31, 2002


                                     ASSETS

                                                      MARCH       MARCH
                                                    31, 2003    31, 2002
                                                   ----------  ----------

CURRENT ASSETS:
  Cash on hand and in banks                        $  88,269   $       0
  Certificates of deposit                                  0      42,843
  Accounts receivable                                  5,611       5,383

OTHER CURRENT ASSETS:
  Prepaids and deposits                                    0       2,390
                                                   ----------  ----------
          Total current assets                        93,880      50,616



FIXED ASSETS:
  Equipment and fixtures                             159,807     190,936
  Vehicles                                             3,000      66,714
  Less: accumulated depreciation                     (79,760)   (114,136)
                                                   ----------  ----------
          Net property and equipment                  83,047     143,514

OTHER ASSETS:
  Notes receivable - investors                        59,000     109,000
  Accrued interest on investors notes receivable      24,628      16,482
                                                   ----------  ----------
          Total other assets                          83,628     125,482
                                                   ----------  ----------


TOTAL ASSETS                                       $ 260,555   $ 319,612
                                                   ==========  ==========


                                    UNAUDITED

                                         NANNACO, INC
                                (A DEVELOPMENT STAGE COMPANY)
                                      D.B.A. SURFACE PRO
                                        BALANCE SHEETS
                                   MARCH 31, 2003 AND 2002

                             LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                   MARCH         MARCH
                                                                  31, 2003      31, 2002
                                                                ------------  ------------

CURRENT LIABILITIES:
  Bank overdrafts                                               $         0   $     5,323
  Accounts payable - trade                                           69,999        71,276
  Accounts payable - employees                                       59,953        37,255
  Debenture escrow proceeds                                         104,750
  Judgment payable                                                   46,598
  Accrued interest payable on loans                                  25,249        12,484
  Current portion of notes payable                                   59,336        93,938
  Sales taxes payable                                                40,801        39,599
  Payroll taxes accured and/or withheld                             188,330       100,975
                                                                ------------  ------------
          Total current liabilities                                 595,016       360,850
LONG-TERM LIABILITIES:
  Installment notes payable                                          25,350        31,892
  Notes payable - banks (lines of credit)                            33,986        73,986
                                                                ------------  ------------
  Less: current portion                                             (59,336)      (93,938)
                                                                ------------  ------------
          Net long-term debt                                              0        11,940
                                                                ------------  ------------
OTHER LIABILITIES:
  Loans from shareholders                                            43,700        69,200
                                                                ------------  ------------
          Total liabilities                                         638,716       441,990
COMMON STOCK SUBJECT TO REDEMPTION:
  Common stock (377,742 shares issued November 15,
    2001 and outstanding)                                               378           378
  Additional paid-in capital                                        377,365       377,365
                                                                ------------  ------------
    Total common stock subject to redemption                        377,743       377,743
STOCKHOLDERS' EQUITY:
  Common stock (1,000 shares $1 par value authorized,
     0 shares issued and outstanding at 12/31/02 and
     12/31/01)                                                            0             0
     (50,000,000 shares $0.001 par value authorized,
     14,957,600 shares issued and outstanding at
     at 12/31/02 and 12/31/01)                                       14,958        14,958
  Preferred stock - 10,000,000 shares authorized, none issued
    and outstanding                                                       -             0
  Paid in surplus                                                 3,379,829     3,379,829
  Retained deficit                                               (4,150,691)   (3,894,908)
                                                                ------------  ------------
      Total stockholder's equity                                   (755,904)     (500,121)
                                                                ------------  ------------

TOTAL LIABLITIES AND STOCKHOLDER'S EQUITY                       $   260,555   $   319,612
                                                                ============  ============



                                    UNAUDITED

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                 STATEMENTS OF OPERATIONS AND RETAINED DEFICITS
            FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2003 AND 2002

                                                              MARCH         MARCH
                                                             31, 2003      31, 2002
                                                           ------------  ------------
INCOME:
  Revenue                                                  $    34,225   $    73,010

COST OF SALES:
  Wages                                                                       14,140
  Supplies                                                      12,475         9,011
  Contract labor                                                 5,138         8,064
                                                                                 140
                                                           ------------  ------------
          Total cost of sales                                   17,613        31,355
                                                           ------------  ------------

GROSS PROFIT (LOSS)                                             16,612        41,655

ADMINISTRATIVE AND GENERAL:
  Advertising and public relations                               3,106           178
  Bank charges and wire fees                                     1,420         2,797
  Vehicle operation expense                                      5,234        10,738
  Consulting fees                                                  700
  Depreciation                                                  15,600        18,404
  Dues and subscriptions                                           101
  Insurance                                                         57           145
  Janitorial expense                                               875
  Legal and professional                                        18,810        23,000
  Miscellaneous                                                  1,617           619
  Office expense                                                 6,783           541
  Officer compensation                                          25,000        53,125
  Payroll tax expense                                                          1,884
  Penalties                                                      1,062
  Rent                                                           3,648         8,040
  Repairs and maintenance                                          572           886
  Other taxes and licenses
  Stock registration expense/transfer/offering expense           3,012           391
  Travel and entertainment                                         215           360
  Utilities                                                      3,451         6,198
                                                           ------------  ------------
          Total administrative and general expenses             91,263       127,306
                                                           ------------  ------------

INCOME (LOSS) FROM OPERATIONS                                  (74,651)      (85,651)

OTHER INCOME (EXPENSE):
  Interest income                                                2,868         5,949
  Divivdend income
  Loss on disposition of assets
  Unrealized gains (losses) on mutual funds
  Interest Expense                                              (7,300)      (11,910)
                                                           ------------  ------------
          Total other income (expense)                          (4,432)       (5,961)
                                                           ------------  ------------

NET INCOME (LOSS)                                              (79,083)      (91,612)

RETAINED DEFICIT, beginning of period                       (4,071,608)   (3,803,296)
                                                           ------------  ------------

RETAINED DEFICIT, End of Period                            $(4,150,691)  $(3,894,908)
                                                           ============  ============


NET (LOSS) PER SHARE OF COMMON STOCK                       $   (0.0053)  $    0.0061
                                                           ============  ============


                                    UNAUDITED

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2003 AND 2002

                                                                     MARCH       MARCH
                                                                   31, 2003    31, 2002
                                                                  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (79,083)  $ (91,612)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Non-cash items:
      Depreciation                                                   15,600      18,404
    (Increase) decrease in certificates of deposit                                 (599)
    (Increase) decrease in accounts receivable - trade               (5,611)     (3,283)
    (Increase) decrease in accounts receivable - employee            (7,459)      1,913
    (Increase) decrease in loans to investors                        50,000
    (Increase) decrease in accrued interest receivable               (2,868)      5,350
    Increase (decrease) in bank overdraft                            (3,286)        (18)
    Increase (decrease) in accounts payable                           6,000      44,403
    Increase (decrease) in accounts payable - employees              12,500      37,255
    Increase (decrease) in accounts payable - other                   4,095     (20,956)
    Increase (decrease) in judgment payable                           3,206
    Increase (decrease) in sales taxes payable                                    3,107
    Increase (decrease) in payroll tax liabilities                   (5,000)      6,036
                                                                  ----------  ----------
      Total adjustments                                              67,177      91,612
                                                                  ----------  ----------

      Net cash provided (used) by operating activities              (11,906)          0

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash advances (to) stockholders, and related accrued interest
  (Purchase) dispositions of fixed assets                            (4,575)
                                                                  ----------  ----------
      Net cash provided (used) by investing activities               (4,575)          0
                                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debenture                                           104,750
  Conversion of debt to redeemable common stock:
    (Decrease) in conversion notes payable                                     (345,500)
    (Decrease) in accrued inteest on conversion notes                           (32,242)
    Issuance of redeemable common stock for conversion notes                    377,742
                                                                  ----------  ----------
      Net cash provided (used) by investing activities              104,750           0
                                                                  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      88,269

Cash and equivalents, beginning of period                                 0           0
                                                                  ----------  ----------

CASH AND EQUIVALENTS, END OF PERIOD                               $  88,269   $       0
                                                                  ==========  ==========


                                    UNAUDITED

                                                        NANNACO, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                     D.B.A. SURFACE PRO
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE PERIOD OF OCTOBER 20, 1998 (DATE OF INCEPTION) THROUGH MARCH 31, 2003


                                                            SHARES COMMON STOCK                         DOLLARS
                                                 ----------------------------------------  ---------------------------------
                                                    $1.00       $0.001         TOTAL        $1.00     $0.001        PAID
                                                     PAR          PAR          NUMBER        PAR        PAR          IN
DATE                                                VALUE        VALUE         SHARES       STOCK      STOCK       SURPLUS
----                                             -----------  ------------  -------------  -------  -----------  -----------

         Balance at October 1, 1998                       0             0              0   $    0   $        0   $        0
10/20/98  Original capitalization                       500                          500      500                       500
10/20/98  Property contributed by stockholder             0                            0                            108,039
02/15/99  Surrendered certificates                     (300)                        (300)    (300)                      300
06/01/99  Issued for services                                  19,999,800     19,999,800                19,999
09/30/99  Loss for period ending 09/30/99
                                                 ---------------------------------------------------------------------------
          Total 09/30/99                                200    19,999,800     20,000,000      200       19,999      108,839
03/10/00  Reverse split (1,000,000 TO 1)               (200)  (19,999,788)   (19,999,988)
                                                 ---------------------------------------------------------------------------
          Sub Total                                       0            12             12      200       19,999      108,839
03/31/00  Forward split (1 to 1,000,000)                  0    11,999,988     11,999,988
          Fractional redemption                                                              (200)                      199
          Fractional redemption                                                                         (7,999)      (6,800)
                                                 ---------------------------------------------------------------------------
                                                          0    12,000,000     12,000,000        0       12,000      102,238
05/22/00  Shares issued for services                               50,000         50,000        0           50       49,950
05/22/00  Shares issued for claim settlement        435,000       435,000                     435      434,565
05/22/00  Shares issued for debt                                1,029,200      1,029,200                 1,019    1,028,172
                   less $154,105 costs                                                          0                  (154,105)
 6/30/00  Shares sold at private placement        1,443,400     1,443,400              0    1,444    1,234,081
               less $314,072 costs                                                                                 (307,563)
                                                 ---------------------------------------------------------------------------
          Total 06/30/00                                  0    14,957,600     14,957,600        0       14,948    2,387,338
          Shares issued for debt                                                                            10       (6,509)
07/24/00  Shares issued for services                                                                                999,000
09/30/00  Loss for FYE 09/30/00
                                                 ---------------------------------------------------------------------------
          Total 09/30/00                                  0    14,957,600     14,957,600        0       14,958    3,379,829
09/30/01  Loss period ending 09/30/01
                                                 ---------------------------------------------------------------------------
          Total 09/30/01                                  0    14,957,600     14,957,600        0       14,958    3,379,829
09/30/02  Loss period ending 09/30/02
                                                 ---------------------------------------------------------------------------
          Total 09/30/02                                  0    14,957,600     14,957,600        0       14,958    3,379,829
03/31/03  Loss period ending 03/31/03
                                                 ---------------------------------------------------------------------------
          Total 03/31/03                                  0    14,957,600     14,957,600   $    0   $   14,958   $3,379,829
                                                 ===========================================================================


                                                DOLLARS
                                       -------------------------
                                         RETAINED
DATE                                     DEFICIT        TOTAL
----                                   ------------  ------------
     Balance at October 1, 1998        $         0   $         0
Original capitalization                                    1,000
Property contributed by stockholder                      108,039
Surrendered certificates                                       0
Issued for services                                       19,999
Loss for period ending 09/30/99           (131,495)     (131,495)
                                       --------------------------
     Total 09/30/99                       (131,495)       (2,457)
Reverse split (1,000,000 TO 1)                                 0
                                       --------------------------
     Sub Total                            (131,495)       (2,457)
Forward split (1 to 1,000,000)                                 0
     Fractional redemption                                    (1)
     Fractional redemption                               (14,799)
                                       --------------------------
                                          (131,495)      (17,257)
Shares issued for services                                50,000
Shares issued for claim settlement                       435,000
Shares issued for debt                                 1,029,191
         less $154,105 costs                            (154,105)
Shares sold at private placement                       1,235,525
     less $314,072 costs                                (307,563)
                                       --------------------------
     Total 06/30/00                       (131,495)    2,270,791
     Shares issued for debt                               (6,499)
Shares issued for services                               999,000
Loss for FYE 09/30/00                   (2,918,691)   (2,918,691)
                                       --------------------------
     Total 09/30/00                     (3,050,186)      344,601
Loss period ending 09/30/01               (753,110)     (753,110)
                                       --------------------------
     Total 09/30/01                     (3,803,296)     (408,509)
Loss period ending 09/30/02               (268,312)     (268,312)
                                       --------------------------
     Total 09/30/02                     (4,071,608)     (676,821)
Loss period ending 03/31/03                (79,083)      (79,083)
                                       --------------------------
     Total 03/31/03                    $(4,150,691)  $  (755,904)
                                       ==========================


                                    UNAUDITED

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



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

     E.   FEDERAL  INCOME  TAXES
          Provisions for income taxes are calculated on pretax income reported for financial statement purposes. Deferred income taxes or benefit from income taxes are provided through timing differences between the reporting of financial statement income and taxable income. These differences result primarily from the use of straight line depreciation for reporting purposes and Modified Accelerated Cost Recovery System for tax purposes. If material, these differences will be recorded as deferred income taxes or benefit from income taxes. Due to the accumulated deficit from inception to March 31, 2003, no deferred taxes or benefit from income taxes has been provided.

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

NOTE 4 -  ACCOUNTS  RECEIVABLE  -  TRADE
------ The trade accounts receivable are recorded by the date of the invoice, which is the date the work is completed. The terms on the invoices are due upon completion, unless other arrangements are made prior to the beginning of the project. At March 31, 2003, there was $5,611 in current receivables on hand and March 31, 2002, $5,383. All amounts are deemed to be collectable in full.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 5 -  PREPAIDS  AND  DEPOSITS
------ The prepaid interest amount carried on the balance sheet was the interest included in an installment loan on a vehicle purchased by the company. The amounts taken to expense each period are based on the straight-line method over the life of the loan as each installment payment is made. Since the loan was liquidated during the previous year, no amount remains at March 31, 2003.

NOTE 6  - EQUIPMENT  AND  FIXTURES  AND  VEHICLES
------    Fixed assets are recorded at cost and are summarized as follows:
                                                          03/31/03    03/31/02

               Equipment                                  $159,807    $190,936
               Vehicles                                      3,000      66,714
                  Total Fixed Assets (at Cost)            $162,807    $257,650
               Less Accumulated Depreciation from
                  Inception (October 20, 1998) to
                  March 31, 2003 and 2002                  (79,760)   (114,136)
               Net Fixed Assets at March 31,
                  2003 and 2002                           $ 83,047    $143,514

          Depreciation expense charged against operations for the periods ending March 31, 2003, totaled $15,600 and $18,404 for the period ended March 31,2002.

NOTE 7  - OTHER  ASSETS
------
     A.   NOTES RECEIVABLE - INVESTORS
          The Company has made advances to sixteen of its investors in the amounts of $59,000 at March 31,2003. The balance was $109,000 at March 31, 2002. These cash advances were secured by promissory notes due on January 1, 2003. These notes carry the provision of 9.75% per annum interest from the date of the advance to March 31, 2003.

     B.   ACCRUED  INTEREST  ON  NOTES  RECEIVABLE  -  INVESTORS
          Interest accrual on Investors Notes Receivable accrued on the advances to investors from the date of the advance to March 31, 2003 and 2002. This interest was due on January 1, 2003, along with the principal. Accumulated amounts were $24,628 at March 31, 2003, and $16,482 at March 31, 2002.

NOTE 8  - CURRENT  LIABILITIES
------
     A. BANK OVERDRAFTS in the amount of $5,323 at March 31, 2002, were created by the practice of writing checks at the end of the month and clearing the overdrafts by the first banking day of the following month.

     B. TRADE ACCOUNTS PAYABLE of $69,999 and $71,276 on March 31, 2003 and 2002 respectively, were the amounts owed to suppliers, utilities, and other monthly operating expenses at the end of the periods. These amounts are normally cleared during the month following the purchase, or as soon as possible thereafter.

     C. JUDGMENT PAYABLE The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to March 31, 2003, was $4,291. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice.

     D. ACCRUED INTEREST ON LOANS and notes payable is accrued from the date of the last payment through March 31, 2003 and 2002.


                                   (Continued)

NOTE 8  - CURRENT  LIABILITIES  (CONTINUED):
------
     E. The accumulations in SALES TAXES PAYABLE AND PAYROLL TAXES ACCRUED AND/OR WITHHELD are the amounts due to government agencies for taxes. The Sales Taxes due is the aggregate non-remitted amount due to the State of Texas for sales taxes applicable to commercial jobs. The Payroll Taxes are the employees' portions and the employers' portion of payroll taxes, plus penalties and interest on past due amounts. An installment agreement was executed with the Internal Revenue Service on December 10, 2002, which calls for payments of $5,000 on December 10, 2002, and $5,000 each month until the taxes are paid in full.

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

NOTE 10 - LOANS  FROM  SHAREHOLDERS
-------
          Since its inception, the Company has been compelled to seek capital on an interim basis to support its operation. Two stockholders have provided the necessary cash advances to meet the requirements of the Company. These advances are evidenced by notes from the Company and bear interest at the rate of 10% per annum, with a due date of one year from the dates of the advances.

NOTE 11 - LEASE  COMMITMENTS
-------
          On July 1, 2002, the Company relocated its facilities, which offered a combination of warehouse space and office accommodations. This space is leased for one year payable at the rate of $950 per month. No prepayment was required.

NOTE 12 - REDEEMABLE  COMMON  STOCK  AND  PAID  IN  SURPLUS
-------
          The Company entered into an agreement with three parties for purchase of a NANNACO, Inc. common stock through Convertible Promissory Notes. These notes were made with non-qualified purchasers. As of November 15, 2001, these notes were converted into 377,742 shares of NANNACO, Inc. $0.001 common stock. This resulted in an allocation of $378 to the stock and $377,364 to additional paid-in capital. Since the purchasers were non-qualified purchasers, this stock can be redeemed at the option of the purchaser at any time for three years from the dates of the original notes. The company has a liability to redeem these shares, at the option of the shareholder, at the issued value, plus accrued interest to the date of redemption at the annual interest rate of 10%. This stock is therefore carried on the balance sheet in a special category and not included in the equity portion of the Company, since the Company has no control of the redemption. Also, this stock is not included in the computation of earnings (losses) per share of common stock outstanding. The treatment of this stock will continue to be segregated until it is redeemed or the three-year period of optional redemption expires (three years from the date of the original notes). The potential liability of interest on the redemption of this stock was not considered in the computation of the net loss for the periods ended March 31, 2003 and 2002, since it is only due if the option to redeem is exercised by the purchasers of the stock. As of that date, the potential liability for interest on this stock is $51,840.


NOTE 13 - COMMON  STOCK,  PREFERRED  STOCK,  PAID  IN  SURPLUS
-------
          The company was charted October 20, 1998 under the laws of the State of Texas. 1,000 shares of $1.00 par value common stock was authorized. Nine individuals were party to the initial capitalization of 500 shares at an issue price of $2.00 per share.

          Included in Paid-In Capital is $108,039, which represents equipment contributed by the company's president and founder. The valuation assigned by the board of directors is less than the original cost, or the fair market value of the equipment.

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

                              Classification                   Number
                                   of                            of
                                 Service                       Shares

                              Administrative and Accounting      73,000
                              Business Development            3,300,000
                              Corporate Attorney              1,015,000
                              Employment                          3,000
                              Company President              12,302,800
                              Procedure Consultant                3,000
                              Public Relations                  300,000
                              Technical Advisor                   3,000
                              Trust Shares for Expansion      3,000,000
                                   Total                     19,999,800
                                                            ===========

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

Note 15 - MANAGEMENT  STATEMENT
-------
These unaudited financial statements contain all of the adjustments and notes considered necessary by management.

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

In Note #1 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations. During the six months ended March 31, 2003 and 2002, the Company reported net losses and negative cash flows from operations as follows:


                                         SIX MONTHS     SIX MONTHS
                                            ENDED          ENDED
                                          MARCH 31,   MARCH 31, 2002
                                            2003           2002
                                         -----------  --------------
               Net loss                  $    74,651  $       85,651

               Accumulated deficit         4,150,691       3,894,908


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

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2002 TO SIX MONTHS ENDED MARCH 31,
2003.

During the second quarter the Company had $34,225 in revenue compared to $73,010 for the six months ended March 31, 2002. The reduction in revenue is due to the impact of the weather on sales and general economic uncertainty. Related expenses were also reduced which reduced the net loss from $91,612 for the six months ended March 31, 2002 to $79,083 for the six months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES FOR SIX MONTHS ENDED DECEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

For the six months ended March 31, 2003 we had current assets of $93,880 while in the six months ended March 31, 2002, we had current assets of $50,616. Fixed assets in the six months ended March 31, 2003 were $83,047 as compared to fixed assets of $143,514 for the six months ended March 31, 2002.

We had current liabilities of $595,016 for the six months ended March 31, 2003 and $360,850 for the six months ended March 31, 2002 while long-term liabilities were $0 for the six months ended March 31, 2003 as compared with $11,940 six months ended March 31, 2002. The increase in current liabilities is related to an increase in debenture escrow proceeds, a judgment payable as well as an increase in payroll taxes.

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

Additionally, our contaminated soil and water removal and hauling services are expected to improve our liquidity, however no assurances can be made that liquidity will in fact improve. Recently enacted Texas legislation requires the state to pay for the remediation of abandoned or closed oil or gas well drilling sites which have pits and ponds of used waste water and drilling sludge. During the fourth quarter of fiscal 2000, we obtained the necessary U.S. Department of Transportation and Texas registrations to act as a sub-contractor to a fully licensed provider of remediation services and anticipate obtaining contracts for specific sites. Presently we are only licensed to provide sub-contractor services as and when we are selected to provide sub-contractor services for contaminated soil and water removal and hauling.

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


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to March 31, 2003, was $3,248. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of San Antonio, Texas, on May 20, 2003.

NANNACO, INC.

By:  /s/ Andrew DeVries, III                     Date: May 20, 2003
     -------------------------
     Andrew DeVreis, III,
     President, Chief Executive Officer and Chief Financial Officer




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

Date: May 20, 2003
/s/ Andrew DeVries, III
Andrew DeVries, III
Chief Executive Officer

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

Date: May 20, 2003
/s/ Andrew DeVries, III
-----------------------
Andrew DeVries, III
Chief Executive Officer
Chief Financial Officer

Certification of Chief Executive Officer and Chief Financial Officer of Nannaco,
--------------------------------------------------------------------------------
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
-------------------------------------------------------------------------------
of 18 U.S.C. 63.
----------------

I, Andrew DeVries, III, the Chief Executive Officer and Chief Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc.'s periodic report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc.

Date: May 20, 2003                    /s/    Andrew DeVries, III
                                             -------------------
                                             Andrew DeVries, III,
                                             Chief Executive Officer
                                             Nannaco, Inc.

Certification of Chief Executive Officer and Chief Financial Officer of Nannaco,
--------------------------------------------------------------------------------
Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
-------------------------------------------------------------------------------
of 18 U.S.C. 63.
----------------

I, Andrew DeVries, III, the Chief Executive Officer and Chief Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc.'s periodic report on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc

Date: May 20, 2003                    /s/    Andrew DeVries, III
                                             -------------------
                                             Andrew DeVries, III,
                                             Chief Financial Officer of
                                             Nannaco, Inc.