Form 10QSB
period 2003-06-30
NANNACO INC
filed 2003-08-19
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares outstanding of the Company's common stock as of June 30, 2003 is shown below:

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

                                  NANNACO, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                                 BALANCE SHEETS
                             JUNE 30, 2003 AND 2002


                                     ASSETS

                                             JUNE           JUNE
                                           30, 2003      30, 2002
                                        -------------  -------------
CURRENT ASSETS:
   Cash on hand and in banks            $          0   $          0
   Certificates of deposit                                   21,717
   Accounts receivable                         2,540         11,002

OTHER CURRENT ASSETS:
   Prepaids and deposits                                      2,390
                                        -------------  -------------
                  Total current assets         2,540   $     35,109


FIXED ASSETS:
   Equipment and fixtures                    165,542        190,936
   Vehicles                                    8,071         66,714
  Less: accumulated depreciation             (87,560)      (123,338)
                                        -------------  -------------
                 Net property and
                 equipment                    86,053        134,312

OTHER ASSETS:
  Notes receivable - investors                59,000        109,000
  Accrued interest on investors notes
   receivable                                 26,046         19,208
                                        -------------  -------------
                 Total other assets           85,046        128,208
                                        -------------  -------------


TOTAL ASSETS                            $    173,639   $    297,629
                                        =============  =============


                                    UNAUDITED

                                         NANNACO, INC
                                (A DEVELOPMENT STAGE COMPANY)
                                      D.B.A. SURFACE PRO
                                        BALANCE SHEETS
                                    JUNE 30, 2003 AND 2002

                             LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                    JUNE          JUNE
                                                                  30, 2003      30, 2002
                                                                ------------  ------------
CURRENT LIABILITIES:
  Bank overdrafts                                               $       608   $     4,475
  Accounts payable - trade                                           82,768       186,697
  Accounts payable - employees                                       63,327
  Debenture escrow proceeds                                         133,600
  Judgment payable                                                   45,552
  Accrued interest payable on loans                                  32,495
  Current portion of notes payable                                   59,336        73,938
  Sales taxes payable                                                40,801        40,801
  Payroll taxes accured and/or withheld                             173,330       100,975
                                                                ------------  ------------
      Total current liabilities                                     631,817       406,886
LONG-TERM LIABILITIES:
  Installment notes payable                                          25,350        31,892
  Notes payable - banks (lines of credit)                            33,986        53,986
  Less: current portion                                             (59,336)      (73,938)
                                                                ------------  ------------
      Net long-term debt                                                  0        11,940
                                                                ------------  ------------
OTHER LIABILITIES:
  Loans from shareholders                                            42,700        43,700
                                                                ------------  ------------
      Total liabilities                                             674,517       462,526
COMMON STOCK SUBJECT TO REDEMPTION:
  Common stock (377,742 shares issued November 15,
    2001 and outstanding at 6/30/03 and 6/30/02)                        378           378
  Additional paid-in capital                                        377,364       377,364
                                                                ------------  ------------
    Total common stock subject to redemption                        377,742       377,742
STOCKHOLDERS' EQUITY:
  Common stock (1,000 shares $1 par value authorized,
     0 shares issued and outstanding at 6/30/03 and
     6/30/02)                                                             0             0
     (50,000,000 shares $0.001 par value authorized,
     14,957,600 shares issued and outstanding at
     at 6/30/03 and 6/30/02)                                         14,958        14,958
  Preferred stock - 10,000,000 shares authorized, none issued
    and outstanding                                                       0
  Paid in surplus                                                 3,379,829     3,379,829
  Retained deficit                                               (4,273,407)   (3,937,426)
                                                                ------------  ------------
      Total stockholder's equity                                   (878,620)     (542,639)
                                                                ------------  ------------

TOTAL LIABLITIES AND STOCKHOLDER'S EQUITY                       $   173,639   $   297,629
                                                                ============  ============
                                    UNAUDITED

                                    NANNACO, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  D.B.A. SURFACE PRO
                    STATEMENTS OF OPERATIONS AND RETAINED DEFICITS
               FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002

                                                             JUNE           JUNE
                                                           30, 2003       30, 2002
                                                         -------------  -------------
INCOME:
  Revenue                                                $     43,711   $    117,821

COST OF SALES:
  Wages                                                        22,651         18,079
  Supplies                                                     29,715         19,246
  Contract labor                                                7,696         18,049
                                                         -------------  -------------

    Total cost of sales                                        60,062         55,374
                                                         -------------  -------------

GROSS PROFIT (LOSS)                                           (16,351)        62,447

ADMINISTRATIVE AND GENERAL:
  Advertising and public relations                             10,681            178
  Bank charges and wire fees                                    1,851          4,055
  Vehicle operation expense                                    13,181         11,806
  Consulting fees                                               3,620
  Depreciation                                                 23,400         27,605
  Dues and subscriptions                                          381
  Insurance                                                       228            933
  Janitorial expense                                              875
  Legal and professional                                       35,075         29,050
  Miscellaneous                                                 2,990            497
  Office expense                                                9,498            622
  Officer compensation                                         37,500         79,688
  Payroll tax expense                                                          1,884
  Penalties                                                     1,574
  Rent                                                          6,435         21,785
  Repairs and maintenance                                      10,525          3,036
  Other taxes and licenses                                        933
  Stock registration expense/transfer/offering expense         11,690          1,826
  Travel and entertainment                                        215            360
  Utilities                                                     5,579          9,346
                                                         -------------  -------------
    Total administrative and general expenses                 176,231        192,671
                                                         -------------  -------------

Income (Loss) from Operations                                (192,582)      (130,224)

Other Income (Expense):
  Interest income                                               4,287         11,049
  Divivdend income
  Loss on disposition of assets
  Unrealized gains (losses) on mutual funds
  Interest Expense                                            (13,504)       -14,955
                                                         -------------  -------------
    Total other income (expense)                               (9,217)        (3,906)
                                                         -------------  -------------


NET INCOME (LOSS)                                            (201,799)      (134,130)

Retained deficit, beginning of period                      (4,071,608)    (3,803,296)
                                                         -------------  -------------

Retained Deficit, End of Period                           ($4,273,407)   ($3,937,426)
                                                         =============  =============


NET (LOSS) PER SHARE OF COMMON STOCK                        ($0.01349)     ($0.00897)
                                                         =============  =============

                                    UNAUDITED

                                     NANNACO, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                  D.B.A. SURFACE PRO
                               STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002

                                                                  JUNE         JUNE
                                                                30, 2003     30, 2002
                                                               -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               ($201,799)   (134,130)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Non-cash items:
                 Depreciation                                      23,400      27,605
    (Increase) decrease in certificates of deposit                             20,526
    (Increase) decrease in accounts receivable - trade             (2,540)     (1,534)
    (Increase) decrease in accounts receivable - employee                      (5,455)
    (Increase) decrease in loans to investors                      50,000
    (Increase) decrease in accrued interest receivable             (4,286)     (8,075)
    Increase (decrease) in bank overdraft                          (2,678)       (866)
    Increase (decrease) in accounts payable                        18,769      55,627
    Increase (decrease) in accounts payable - employees            13,143      43,228
    Increase (decrease) in accounts payable - other                12,383      12,730
    Increase (decrease) in judgment payable                         1,116
    Increase (decrease) in sales taxes payable                                  4,308
    Increase (decrease) in payroll tax liabilities                (20,000)      6,036
                                                               -----------  ----------
       Total adjustments                                           89,307     154,130
                                                               -----------  ----------

        Net cash provided (used) by operating activities         (112,492)     20,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) dispositions of fixed assets                         (15,381)
                                                               -----------  ----------
       Net cash provided (used) by investing activities           (15,381)          0
                                                               -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debentures                                        133,600
  Conversion of debt to redeemable common stock:
    (Decrease) in loans from shareholders                          (5,727)
    (Decrease) in conversion notes payable                                   (345,500)
    (Decrease) in accrued inteest on conversion notes                         (32,242)
    Issuance of redeemable common stock for conversion notes                  377,742
                                                               -----------  ----------
                 Net cash provided (used) by investing
                 activities                                       127,873           0
                                                               -----------  ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         0           0

Cash and equivalents, beginning of period                               0           0
                                                               -----------  ----------

CASH AND EQUIVALENTS, END OF PERIOD                            $        0   $       0
                                                               ===========  ==========

                                    UNAUDITED

                                                    NANNACO, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                                 D.B.A. SURFACE PRO
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD OF OCTOBER 20, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2003


                                                SHARES COMMON STOCK                                          DOLLARS
                                                -------------------                                          -------
                                                  $1.00      $0.00          TOTAL      $1.00    $0.00       PAID
                                                   PAR        PAR          NUMBER       PAR      PAR         IN
DATE                                              VALUE      VALUE         SHARES      STOCK    STOCK      SURPLUS
----------                                        -----      -----         ------      -----    -----      -------
            Balance at October 1, 1998                0             0             0   $    0   $     0   $        0
10/20/1998  Original capitalization                 500                         500      500                    500
10/20/1998  Property contributed by stockholder       0                           0                         108,039
2/15/1999   Surrendered certificates               (300)                       (300)    (300)                   300
6/1/1999    Issued for services                            19,999,800    19,999,800             19,999
9/30/1999   Loss for period ending 09/30/99
                                                  ------------------------------------------------------------------
            Total 09/30/99                          200    19,999,800    20,000,000      200    19,999      108,839
3/10/2000   Reverse split (1,000,000 TO 1)         (200)  (19,999,788)  (19,999,988)
            Sub Total                                 0            12            12      200    19,999      108,839
3/31/2000   Forward split (1 to 1,000,000)            0    11,999,988    11,999,988
            Fractional redemption                                                       (200)                   199
            Fractional redemption                                                               (7,999)      (6,800)
                                                      0    12,000,000    12,000,000        0    12,000      102,238
5/22/2000   Shares issued for services                         50,000        50,000        0        50       49,950
5/22/2000   Shares issued for claim settlement                435,000       435,000                435      434,565
5/22/2000   Shares issued for debt                          1,029,200     1,029,200              1,019    1,028,172
            less $154,105 costs                                                            0               (154,105)
6/30/2000   Shares sold at private placement                1,443,400     1,443,400        0     1,444    1,234,081
            less $314,072 costs                                                                            (307,563)
                                                  ------------------------------------------------------------------
            Total 06/30/00                            0    14,957,600    14,957,600        0    14,948    2,387,338
            Shares issued for debt                                                                  10       (6,509)
7/24/2000   Shares issued for services                                                                      999,000
9/30/2000   Loss for FYE 09/30/00
                                                  ------------------------------------------------------------------
            Total 09/30/00                            0    14,957,600    14,957,600        0    14,958    3,379,829
9/30/2001   Loss period ending 09/30/01
                                                  ------------------------------------------------------------------
            Total 09/30/01                            0    14,957,600    14,957,600        0    14,958    3,379,829
9/30/2002   Loss period ending 09/30/02
                                                  ------------------------------------------------------------------
            Total 09/30/02                            0    14,957,600    14,957,600        0    14,958    3,379,829
6/30/2003   Loss period ending 06/30/03
                                                  ------------------------------------------------------------------
            Total 06/30/03                            0    14,957,600    14,957,600   $    0   $14,958   $3,379,829
                                                  ==================================================================


                                                           UNAUDITED


              RETAINED
DATE           DEFICIT        TOTAL
----------  -------------  ------------
            $          0   $         0
10/20/1998                       1,000
10/20/1998                     108,039
2/15/1999                            0
6/1/1999                        19,999
9/30/1999       (131,495)     (131,495)
            ---------------------------
                (131,495)       (2,457)
3/10/2000                            0
                (131,495)       (2,457)
3/31/2000                            0
                                    (1)
                               (14,799)
                (131,495)      (17,257)
5/22/2000                       50,000
5/22/2000                      435,000
5/22/2000                    1,029,191
                              (154,105)
6/30/2000                    1,235,525
                              (307,563)
            ---------------------------
                (131,495)    2,270,791
                                (6,499)
7/24/2000                      999,000
9/30/2000     (2,918,691)   (2,918,691)
            ---------------------------
              (3,050,186)      344,601
9/30/2001       (753,110)     (753,110)
            ---------------------------
              (3,803,296)     (408,509)
9/30/2002       (268,312)     (268,312)
            ---------------------------
              (4,071,608)     (676,821)
6/30/2003       (201,799)     (201,799)
            ---------------------------
             ($4,273,407)    ($878,620)
            ===========================

              UNAUDITED

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                   (CONTINUED)

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

     E.   FEDERAL  INCOME  TAXES
          Provisions for income taxes are calculated on pretax income reported for financial statement purposes. Deferred income taxes or benefit from income taxes are provided through timing differences between the reporting of financial statement income and taxable income. These differences result primarily from the use of straight-line depreciation for reporting purposes and Modified Accelerated Cost Recovery System for tax purposes. If material, these differences will be recorded as deferred income taxes or benefit from income taxes. Due to the accumulated deficit from inception to June 30, 2003, no deferred taxes or benefit from income taxes has been provided.


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

NOTE 4 -  ACCOUNTS  RECEIVABLE  -  TRADE
------
          The trade accounts receivable are recorded by the date of the invoice, which is the date the work is completed. The terms on the invoices are due upon completion, unless other arrangements are made prior to the beginning of the project. At June 30, 2003, there was $2,540 in current receivables on hand and June 30, 2002, $11,002. All amounts are deemed to be collectable in full.

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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 6 -  EQUIPMENT  AND  FIXTURES  AND  VEHICLES
------

          Fixed  assets  are  recorded  at  cost  and are summarized as follows:

                                                        06/30/03    06/30/02
                                                       ----------  ----------
                Equipment                              $ 165,542   $ 190,936
                Vehicles                                   8,071      66,714
                                                       ----------  ----------
                     Total Fixed Assets (at Cost)      $ 173,613   $ 257,650
                Less Accumulated Depreciation from
                     Inception (October 20, 1998) to
                     June 30, 2003 and 2002              (87,560)   (123,338)
                                                       ----------  ----------
                Net Fixed Assets at June 30,
                     2003 and 2002                     $  86,053   $ 134,312
                                                       ==========  ==========

          Depreciation expense charged against operations for the periods ending June 30, 2003, totaled $23,400 and $27,605 for the period ended June 30, 2002.

NOTE 7 -  OTHER  ASSETS
------
     A.   NOTES  RECEIVABLE  -  INVESTORS
          The Company has made advances to sixteen of its investors in the amounts of $59,000 at June 30, 2003. The balance was $109,000 at June 30, 2002. These cash advances were secured by promissory notes due on January 1, 2003. These notes carry the provision of 9.75% per annum interest from the date of the advance to June 30, 2003.

     B.   ACCRUED  INTEREST  ON  NOTES  RECEIVABLE  -  INVESTORS
          Interest accrual on Investors Notes Receivable accrued on the advances to investors from the date of the advance to June 30, 2003 and 2002. This interest was due on January 1, 2003, along with the principal. Accumulated amounts were $26,046 at June 30, 2003, and $19,208 at June 30, 2002.

NOTE 8 -  CURRENT  LIABILITIES
------
     A. BANK OVERDRAFTS in the amount of $608 and $4,475 at June 30, 2003 and 2002 respectively, were created by the practice of writing checks at the end of the month and clearing the overdrafts by the first banking day of the following month.

     B. TRADE ACCOUNTS PAYABLE of $82,768 on June 30, 2003 and $186,697 on June 30, 2002, were the amounts owed to suppliers, utilities, and other monthly operating expenses at the end of the periods. These amounts are normally cleared during the month following the purchase, or as soon as possible thereafter.

     C. DEBENTURE ESCROW PROCEEDS NANNACO, Inc. has received advances on a debenture agreement based upon a disclosure statement to be filed at a future date. It is anticipated that these debentures will be repaid with in one operating cycle, therefore are treated as current debt.

     D. JUDGMENT PAYABLE The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to June 30, 2003, was $5,346. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice.

     E. ACCRUED INTEREST ON LOANS and notes payable is accrued from the date of the last payment through June 30, 2003 and 2002.

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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


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

NOTE 12 - REDEEMABLE  COMMON  STOCK  AND  PAID  IN  SURPLUS
-------
          The Company entered into an agreement with three parties for purchase of a NANNACO, Inc. common stock through Convertible Promissory Notes. These notes were made with non-qualified purchasers. As of November 15, 2001, these notes were converted into 377,742 shares of NANNACO, Inc. $0.001 common stock. This resulted in an allocation of $378 to the stock and $377,364 to additional paid-in capital. Since the purchasers were non-qualified purchasers, this stock can be redeemed at the option of the purchaser at any time for three years from the dates of the original notes. The company has a liability to redeem these shares, at the option of the shareholder, at the issued value, plus accrued interest to the date of redemption at the annual interest rate of 10%. This stock is therefore carried on the balance sheet in a special category and not included in the equity portion of the Company, since the Company has no control of the redemption. Also, this stock is not included in the computation of earnings (losses) per share of common stock outstanding. The treatment of this stock will continue to be segregated until it is redeemed or the three-year period of optional redemption expires (three years from the date of the original notes). The potential liability of interest on the redemption of this stock was not considered in the computation of the net loss for the periods ended June 30, 2003 and 2002, since it is only due if the option to redeem is exercised by the purchasers of the stock. As of that date, the potential liability for interest on this stock is $61,258.
..

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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



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

          Also in the fiscal year ended September 30, 2000, 1,029,200 shares of $0.001 par value common stock was converted from debts held by certain individuals. This conversion converted $519,700 of debt received through April, 2000, and a charge against operations in the amount of $509,500. Allocation of the $1,029,000 (based on an issue price of $1.00 per share) was as follows:

              Debt Conversion                                       $519,700
              Non-cash Charge against Operations                     509,500
              Less: Cash Expenses Relating to Conversion            (154,105)
                                                                    --------
                                                                    $875,095
                                                                    ========

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

In Note #1 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations. During the nine months ended June 30, 2003 and 2002, the Company reported net losses and negative cash flows from operations as follows:

                                   NINE MONTHS       NINE MONTHS
                                         ENDED             ENDED
                                 JUNE 30, 2003     JUNE 30, 2002
                                 --------------    -------------
               Net loss          $      192,582  $  130,224

               Retained deficit  $    4,273,407  $3,937,426

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

In addition, the Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock, reduction in officer salaries or curtailment of existing operations. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems. Additionally, the Company has relied on key stockholders and officers to bear the substantial costs that are involved in positioning Nannaco to commence commercial operations. Nannaco expects to continue to incur losses and face cash flow problems for a period that could extend for several years.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2002 TO NINE MONTHS ENDED JUNE 30 2003.

The net loss of $192,582 for the nine months ended June 30, 2003 increased by $62,358 as compared to a net loss of $130,224 for the nine months ended June 30, 2002. The increase is attributable primarily to a decrease in revenue.

During the nine months ended September 30, 2002, general and administrative expenses were lower. During They decreased by $16,440 from $176,231 in the nine months ended June 30, 2003 compared to $192,671 for the nine months ended June 30, 2002. This decrease was primarily due to a $42,188 decrease in officer compensation and a $15,350 decrease in rent expense. However, this decrease in rent expense was due to a consolidation of office space and warehouse space which resulted in a $6,025 increase in office expense. Additionally, advertising and public relations expenses increased by $10,503. The Company has recently started advertising in specialized segment and anticipates that it will take several months prior to seeing the results from this advertisement. Repairs and maintenance also increased from $3,036 for the nine months ended June 30, 2002 to $10,525 for the nine months ended June 30, 2003.

REVENUE AND GROSS MARGIN. Revenue of $43,711 during the nine months ended June 30, 2003 generated a negative gross margin of $16,351 as compared to revenue of $117,821 and positive gross margin of $62,447 in the comparable nine month period ended June 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

LIQUIDITY AND CAPITAL RESOURCES FOR NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

For the nine months ended June 30, 2003 we had current assets of $2,540 while in the nine months ended June 30, 2002, we had current assets of $35,109. Fixed assets in the nine months ended June 30, 2003 were $86,053 as compared to fixed assets of $134,312 for the nine months ended June 30, 2002.

We had current liabilities of $631,817 for the nine months ended June 30, 2003 and $462,526 for the nine months ended June 30, 2002 while long-term liabilities were $0 for the nine months ended June 30, 2003 as compared with $11,940 nine months ended June 30, 2002. The increase in current liabilities is related to an increase in debenture escrow proceeds, a judgment payable as well as an increase in payroll taxes.

The Company continues to minimize expenses and to take steps to increase revenue. The Company has developed a plan and has taken measurable steps to improve its financial position and to deal with its liquidity issues. The
Company has reduced general and administrative costs by reducing officer, directors and key personnel salaries until such time revenues can support salaries and by minimizing expenses wherever possible. Additionally, concentration has been focused on the sources of current customers and business, instead of spending time and money on new, untried sources of customer acquisition. Additionally, a three phase plan of business development has been implemented to increase current market share of existing business, extending to new geographic areas, and shifting focus to business segments which are not as weather sensitive, as is the current business core. With these plans in place, as well as guarding against additional one time charges to income, it is hoped the Company will be able curtail its operating losses.

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


                                     PART II
Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM  1.  LEGAL  PROCEEDINGS

The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against NANNACO, Inc. in the amount $32.045, plus $10,263 legal fees. Interest to June 30, 2003, was $3,248. Until paid, the interest accrues at a rate of 10%, or $11.60 per day. At this time, according to the Company's legal counsel, the matter is on hold until further notice.

ITEM  2.  CHANGES  IN  SECURITIES

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None

                                   SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of San Antonio, Texas, on August 18, 2003.

NANNACO,  INC.

By:  /s/ Andrew DeVries, III                  Date: August 18, 2003
     -------------------------------
     Andrew DeVreis, III,
     President, Chief  Executive Officer and Chief Financial Officer







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

Date:  August  18,  2003
/s/  Andrew  DeVries,  III
--------------------------
Andrew  DeVries,  III
Chief  Executive  Officer

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

Date:  August  18,  2003
/s/  Andrew  DeVries,  III
--------------------------
Andrew  DeVries,  III
Chief  Executive  Officer
Chief  Financial  Officer



Certification of Chief Executive Officer and Chief Financial Officer of Nannaco,
--------------------------------------------------------------------------------
Inc.  pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
--------------------------------------------------------------------------------
of  18  U.S.C.  63.
------------------

I, Andrew DeVries, III, the Chief Executive Officer and Chief Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc.'s periodic report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc.

Date:  August  18,  2003          /s/     Andrew DeVries, III
                                          -------------------
                                          Andrew DeVries, III,
                                          Chief Executive Officer

                                          Nannaco,  Inc.




Certification of Chief Executive Officer and Chief Financial Officer of Nannaco,
--------------------------------------------------------------------------------
Inc.  pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350
--------------------------------------------------------------------------------
of  18  U.S.C.  63.
------------------

I, Andrew DeVries, III, the Chief Executive Officer and Chief Financial Officer of Nannaco, Inc. hereby certify that to my knowledge, Nannaco, Inc.'s periodic report on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Nannaco, Inc

Date:  August  18,  2003          /s/     Andrew DeVries, III
                                          -------------------
                                          Andrew DeVries, III,
                                          Chief Financial Officer of
                                          Nannaco,  Inc.