Form 10KSB
period 2002-12-31
NANNACO INC
filed 2004-01-16
CIK 1112748

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 2002

                           Commission File # 333-44188

                                  NANNACO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      TEXAS
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   74-2891747
                      ------------------------------------
                      (IRS Employer Identification Number)

                 2935 Thousand Oaks, #261, San Antonio, TX 78247
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (210) 496-7566
                -------------------------------------------------
                (Registrant's telephone no., including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for year ended December 31, 2002 ______ Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 15, 2004 was $2,136,500. Number of shares of the registrant's common stock outstanding as of January 15, 2004 was 200,000,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Nannaco, Inc. ("Nannaco or the "Company") is a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "NNCO". The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations. The Company became publicly traded on September 5, 2002 on the OTCBB. The Company provides industrial surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well to the owners of historical buildings. The Company has operated under the trade name of Surface Pro in order to relate to the principal business activity, since the Nannaco name does not indicate the type of business.

Until September of 2003, Nannaco focused on industrial surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations. In September of 2003, the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company currently operates as a development stage company, while formulating a plan to improve it financial position.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 5, 2003, the Company mailed an Information Statement to shareholders of record at the close of business on October 3, 2003 effecting the following changes: A 1-for-5 reverse stock split. The reverse stock split will have the effect of reducing the total number of shares of Common Stock issued and outstanding from 33,957,600 to 6,791,520. Votes representing 19,000,000 of common stock voted to approve these changes. There were 33,957,600 common shares outstanding as of the record date of October 5, 2003. These changes became effective on November 5, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2003, Nannaco had 33,957,600 shares of common stock and had approximately 68 certificate stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board since we began trading in the fourth quarter of 2002 through 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

The Company's common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NNCO".

The Company's Common Stock commenced trading on September 5, 2002. The bid price of our common stock was .02 cents per share on January 15, 2004.

                                    Period         High          Low
                                    ------         ----          ---
                                    2002
        Fourth Quarter                             0.47          0.25

                                    2003

        First Quarter                              0.4           0.055
        Second Quarter                             0.12          0.02
        Third Quarter                              0.035         0.125
        Fourth Quarter                             0.065         0.012

                                    2004

        First Quarter                              0.04          0.007

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements will be filed with an amended 10-K. The Company is going through a transitional phase, has recently hired a new auditor, and intends to file the amended 10-K within two weeks.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On January 5, 2004, NANNACO dismissed James J. Taylor, C.P.A. ("Taylor") as the Corporation's independent auditor. Taylor's reports on the Corporation's financial statements for each of the years ended September 30, 2002 and 2001, and all subsequent interim periods, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Taylor was approved by the Corporation's Board of Directors. During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Taylor's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, Taylor did not advise the Corporation of any "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K. The Corporation requested Taylor to furnish a letter addressed to the Commission, stating whether he agrees with the statements made by the Corporation, and, if not, stating the respects in which it does not agree. A copy of this letter, dated as of January 12, 2004, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed on January 12, 2004.

      On January 5, 2004, the Corporation engaged Salberg & Company, P.A. ("Salberg") as its principal accountant to audit the Corporation's financial statements. During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, the Corporation did not consult Salberg on any matters described in Item 304(a)(2)(i) of Regulation S-K. During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, the Corporation did not consult Salberg on any matters described in
Item 304(a)(2)(ii) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2002 and during the current fiscal year, all filing requirements applicable to the Company's officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Directors and Executive Officers

The name, age, position and date of appointment of our directors and executive officers as of January 14, 2004 are as follows:

Name                   Age        Position                  Years of Service
----                   ---        --------                  ----------------
Andrew DeVries, III    37         President, CEO,                 6
                                  Chairman of the Board

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

BOARD OF DIRECTORS/EXECUTIVE OFFICERS

ANDREW DEVRIES, III is President and Principal Shareholder of Nannaco, Inc. He founded Nannaco in 1998 and has served as President since that time. Mr. DeVries develops the policies and objectives of Nannaco. He manages market planning, advertising and public relations, and he directs sales and distribution. Prior to this, Mr. DeVries was Sales Director for Internet Direct, Inc. in San Antonio from 1994 to 1997. In 1993, Mr. DeVries founded DeVries and Associates, a financial services company and served as its president until the founding of Nannaco. Mr. DeVries holds a Bachelor of Arts from North Texas State University and a Master of Arts from the University of North Texas

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ending September 30, 2003, 2002 and 2001, the compensation awarded or paid by Nannaco to its Chief Executive Officer and any of the executive officers of Nannaco whose total salary and bonus exceeded $100,000 US during such year (The "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                               Annual Compensation                Long Term Compensation
                          -----------------------------    ----------------------------------
                                                                  Awards            Payouts
                                                          -----------------------   -------
                                                                       Securities
                                                          Restricted   Underlying
                                           Other Annual     Stock       Options/     LTIP      All Other
Name and                  Salary   Bonus   Compensation    Award(s)       SARs      Payouts   Compensation
Principal Position  Year   ($)      ($)         ($)          ($)           (#)        ($)          ($)
------------------  ----  ------   -----   ------------   ----------   -----------  -------   ------------
A. DeVries         2001  $78,000     -0-        -0-             -0-          -0-      -0-
CEO, President     2002  $24,000     -0-        -0-             -0-          -0-      -0-
And Director       2003  $   -0-     -0-        -0-      75,000,000          -0-      -0-

No Stock Options were granted in 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of September 30, 2003, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

                              Shares Beneficially
Name and Address               Owned Outstanding         Percentage of Shares
--------------------          -------------------        --------------------

Andrew DeVries, III               93,175,000                    46%
President, CEO and Chairman
807 Arizona Ash
San Antonio, TX 78232

----------
(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Andrew DeVries, III is the son of Linda Morton. There are no other family relationships between any Director, executive or person nominated or chosen by Nannaco to become a Director or executive officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b)   Reports on Form 8-K.

During the period ended September 30, 2003, the Company filed the following reports on Form 8-K:

--------------------------------------------------------------------------------
Date of Event Reported                                       Items Reported
--------------------------------------------------------------------------------
November 18, 2003                                            1, 2, 7
--------------------------------------------------------------------------------
January 13, 2004                                             4
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit   Title                               Location
--------------------------------------------------------------------------------
3         Articles of Incorporation           Incorporated by Reference
--------------------------------------------------------------------------------
3.1       Bylaws                              Incorporated by Reference
--------------------------------------------------------------------------------
3.2       Certificate of Amendment to         Incorporated by Reference
          Articles of Incorporation
--------------------------------------------------------------------------------
3.3       Certificate of Amendment to         Incorporated by Reference
          Articles of Incorporation
--------------------------------------------------------------------------------
31.1      Certification by Principal          Attached
          Executive Officer
--------------------------------------------------------------------------------
31.2      Certification of Principal          Attached
          Financial Officer
--------------------------------------------------------------------------------
32        Certifications of Principal         Attached
          Executive and Financial Officer
          Pursuant to 906
--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NANNACO, INC.


Date:  January 14, 2004                 /s/ Andrew DeVries
                                        ----------------------------------------
                                        Principal Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE                   TITLE                            DATE
------------------                   -----                            ----
                                                                      January 14, 2004
/s/ Andrew DeVries                   Principal Executive Officer,
-----------------------------------  Principal Financial Officer,
Andrew DeVries                       Sole Director