Form 10KSB/A
period 2003-09-30
NANNACO INC
filed 2004-01-20
CIK 1112748

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                               September 30, 2003

                           Commission File # 333-44188
                                  NANNACO, INC.
             (Exact name of registrant as specified in its charter)

                                      TEXAS
         (State or other jurisdiction of incorporation or organization)

                                   74-2891747
                      (IRS Employer Identification Number)

                 2935 Thousand Oaks, #261, San Antonio, TX 78247
               (Address of principal executive offices)(Zip Code)

                                 (210) 496-7566
                (Registrant's telephone no., including area code)

            (Former name, former address and former fiscal year, if
                           changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Revenues for year ended September 30, 2003 ______ Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 15, 2004 was $2,136,500. Number of shares of the registrant's common stock outstanding as of January 15, 2004 was 200,000,000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB/A.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2003 and during the current fiscal year, all filing requirements applicable to the Company's officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.
Directors and Executive Officers

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

(b) Reports on Form 8-K.

During the period ended September 30, 2003, the Company filed the following reports on Form 8-K:

--------------------------------------------- --------------------------------
Date of Event Reported                        Items Reported
--------------------------------------------- --------------------------------
November 18, 2003                             1, 2, 7
--------------------------------------------- --------------------------------
January 13, 2004                              4
--------------------------------------------- --------------------------------

----------------- ----------------------------------- -------------------------
Exhibit           Title                               Location
----------------- ----------------------------------- -------------------------
3                 Articles of Incorporation           Incorporated by Reference
----------------- ----------------------------------- -------------------------
3.1               Bylaws                              Incorporated by Reference
----------------- ----------------------------------- -------------------------
3.2               Certificate of Amendment to         Incorporated by Reference
                  Articles of Incorporation
----------------- ----------------------------------- -------------------------
3.3               Certificate of Amendment to         Incorporated by Reference
                  Articles of Incorporation
----------------- ----------------------------------- -------------------------
31.1              Certification by Principal          Attached
                  Executive Officer
----------------- ----------------------------------- -------------------------
31.2              Certification of Principal          Attached
                  Financial Officer
----------------- ----------------------------------- -------------------------
32                Certifications of Principal         Attached
                  Executive and Financial Officer
                  Pursuant to 906
----------------- ----------------------------------- -------------------------

SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NANNACO, INC.


Date:  January 14, 2004                 /s/  Andrew DeVries
                                        -------------------------------------
                                        Principal Executive Officer, Director

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

NAME AND SIGNATURE            TITLE                            DATE
------------------            -----                            ----
                                                               January 14, 2004
/s/ Andrew DeVries            Principal Executive Officer,
---------------------------   Principal Financial Officer,
Andrew DeVries                Sole Director