Form 10KSB/A
period 2003-09-30
NANNACO INC
filed 2004-02-09
CIK 1112748

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

Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for year ended September 30, 2003: $67,773. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2003 was $826,440. Number of shares of the registrant's common stock outstanding as of September 30, 2003 was 33,057,600.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT NANNACO, INC.

Nannaco, Inc. ("Nannaco" or the "Company") is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the Over The Counter Electronic Bulletin Board ("OTCBB") under the symbol "NNCO". The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately thereafter began operations. The Company's shares began trading on September 5, 2002 on the OTCBB. The Company provided surface cleaning, surface protection, surface restoration, and other services to commercial businesses, as well to the owners of historical buildings. The Company has operated under the trade name of Surface Pro in order to relate to the principal business activity, since the Nannaco name does not indicate the type of business.

Until September of 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations. In September of 2003, the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve it financial position.

RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1.       Going Concern Risk

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in note 2 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2003. In addition, we are in default under our convertible debenture agreements. We had net losses of $977,156 for the year ended September 30, 2003 and $268,312 for the year ended September 30, 2002. In addition, we had negative cash flows from operations of $100,991 for the year ended September 30, 2003. Although we had positive cash flow from operations of $69,238 for the year ended September 30, 2002, this was primarily the result of increases in accounts payable-trade, accounts payable-employees, judgment payable and debt that was converted to redeemable stock. At September 30, 2003, our current liabilities exceeded our current assets by $726,140, our stockholders' deficiency was $1,103,882, and we had an accumulated deficit of $5,048,764.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We have substantial current obligations. As of September 30, 2003, we had $726,763 of liabilities as compared to $739,206 as of September 30, 2002. Of the $726,763 outstanding at September 30, 2003, $181,418 is for unpaid federal payroll taxes and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid. The remaining current obligations (which are all past due) include accounts payable of $103,624, judgment payable of $48,879, sales tax payable of $40,801, bank loans of $59,335, notes payable-related party of $42,700 and convertible debentures of $175,000. The Company does not have sufficient cash resources to pay these obligations.

Our substantial debt obligations pose risks to our business and stockholders by:

      o     making it more difficult for us to satisfy our obligations;

      o requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

      o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

      o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default.

2. No Current Relevant Operating History. The Company has no current relevant operating history, revenues from operations and minimal assets. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

4. Type of Business Acquired. The type of business to be acquired (if any) may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5. Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

6. Regulations. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

7. Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

8. Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

9. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

10. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

11. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

12. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

13. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that could, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

14. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized,".

15. Thinly-traded Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

EMPLOYEES

As of September 30, 2003, Nannaco has 2 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

As of September 30, 2003, the address for the corporate offices at 2935 Thousand Oaks, #261, San Antonio, TX 78247.

On July 1, 2002, the Company relocated its facility and has a single month to month operating lease agreement for our business office. There is no restriction on our activities concerning dividends, additional debt or further leasing.

Rental expense charged to continuing operations under operating leases for the years ended September 30, 2003 and 2002 was $5,918 and $22,875, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On or around December 27, 2001, Wyndham Hotel Corporation ("Wyndham") filed a complaint, cause # 2001CI14150, against the Company in the 407th District Court for Bexar County, Texas, for unpaid charges in connection with meals and lodging during a convention sponsorship. On June 14, 2002, Wyndham obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At September 30, 2003, the total amount due is $48,879 (including $6,671 of accrued interest). At this time the matter is on hold until further notice

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 5, 2003, the Company mailed an Information Statement to shareholders of record at the close of business on October 3, 2003 announcing the following changes:

A 1-for-5 reverse stock split. The reverse stock split would have reduced the total number of shares of Common Stock issued and outstanding as of the record date from 33,057,600 to 6,791,520. Votes representing 19,000,000 of common stock voted to approve these changes. Subsequently, appropriate resolutions were passed instructing the officers of the Corporation not to affect the reverse split and as a result, there are still 33,057,600 common shares outstanding as of September 30, 2003.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2003, Nannaco had 33,057,600 shares of common stock issued and outstanding and had approximately 71 certificate stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB since our common stock began trading in the fourth quarter of 2002 through 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

The Company's common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NNCO".

The Company's Common Stock commenced trading on September 5, 2002. The bid price of our common stock was $0.02 cents per share on February 5, 2004.


                          Period              High              Low
                          ------              ----              ---

Fourth Quarter             2002               0.47              0.25

First Quarter              2003               0.40              0.055
Second Quarter                                0.12              0.020
Third Quarter                                 0.035             0.125
Fourth Quarter                                0.065             0.012

First Quarter              2004               0.04              0.007


The bid price of our common stock was $0.02 per share on February 5, 2004.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES

The following sets forth unregistered sales of securities by us pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), during the proceeding fiscal year:

On April 15, 2003, we issued 500,000 shares, valued at $0.025 per share or $12,500 to two consultants as a commission for services related to assistance with our convertible debenture offering.

On June 30, 2003, we issued 250,000 shares, valued at $0.03 per share or $7,500 to a consultant for legal services.

On June 30, 2003, we issued 15,000,000 shares to our President. 4,341,571 of the shares were issued to settle $66,759 of accrued and unpaid salary. In accordance with an amended employment agreement for the President, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of June 2003, or $0.015 per share. The remaining 10,658,429 shares were valued based upon the closing price on June 30, 2003, or $0.03 per share and the resulting $319,753 was expensed to operations as compensation in the statement of operations for the year ended September 30, 2003.

On August 18, 2003, the Company issued 350,000 shares, valued at $0.015 per share for debenture liquidated damages in relation to our convertible debenture offering.

On August 18, 2003, the company issued 2,000,000 shares, valued at $0.015 per share or $30,000 for property management consulting services.

On September 30, 2003, the Company issued 75,000,000 shares to the President as compensation in accordance with an amendment to his employment agreement. However, the transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares have been included in the balance sheet as common stock issuable at September 30, 2003. Of the 75,000,000 shares, 4,347,826 were issued to settle $50,000 of accrued and unpaid salary for the President through September 30, 2003. In accordance with the amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of September or $0.012 per share. The remaining 70,652,174 shares were valued based upon the closing price on September 30, 2003, or $0.025 per share and the resulting $1,766,304 balance has been recorded as Deferred Compensation in the balance sheet at September 30, 2003. The deferred compensation balance will be amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF SEPTEMBER 30, 2003

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of Securities to be   Weighted-average price of    Number of Securities
                                issued upon exercise of      outstanding options          remaining available for
                                outstanding options,         warrants and rights          future issuance under
                                warrants and rights                                       equity compensation
                                                                                          plans(excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans       -0-                          -0-                          -0-
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not   5,000,000                    -0-                          -0-
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                           5,000,000                    -0-                          -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------

OUR TRANSFER AGENT IS:

                  Computershare Trust Company, Inc.
                  PO Box 1596
                  Denver, CO 80201
                  Telephone: (303) 262-0600
                  Fax: (303) 262-0603

DIVIDENDS

We presently intend to retain future earnings to support our growth. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividend in the foreseeable future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-KSB.

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

Nannaco, Inc. ("Nannaco" or the "Company") is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the Over The Counter Electronic Bulletin Board ("OTCBB") under the symbol "NNCO". The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately thereafter began operations. The Company's shares began trading on September 5, 2002 on the OTCBB. The Company provided surface cleaning, surface protection, surface restoration, and other services to commercial businesses, as well to the owners of historical buildings. The Company has operated under the trade name of Surface Pro in order to relate to the principal business activity, since the Nannaco name does not indicate the type of business.

Until September of 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations. In September of 2003, the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve it financial position.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended September 30, 2003 and 2002, the Company reported net losses of $977,156 and $268,312 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments

      - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

     In November 2003, the Company issued 65,500,000 shares of common stock. 15,000,000 of the shares were issued as an annual bonus for the President of the Company and will be valued at $0.01 per share, the closing price on the issuance date of November 9, 2003, and recognized over the remaining employment term. The remaining 50,500,000 shares were issued for consulting and legal services provided to the Company and will be valued at $0.01 per share, the closing share price on the issuance date of November 9, 2003 and recognized over the terms of the agreements.

     In connection with 3,000,000 of the 65,500,000 common shares discussed above, which 3,000,000 were issued equally to two principals of a firm for Edgar services, the Company on November 17, 2003 committed to issue two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.02 per share and two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.03 per share. As of the date of the accompanying report, the warrants have not been issued to the consultant. The agreement contains a provision however that the holders of such warrants shall not individually own more than 4.9% of the total shares of the Company's outstanding shares.

     In January 2004, the Company issued 45,000,000 shares of common stock for consulting and legal services. The shares will be valued at $0.01 per share, the closing share price on the issuance date of November 9, 2003 and will be recognized over the terms of the agreements.

     In December 2003 and January 2004, the Company issued several announcements related to a change in business strategy. The Company has moved to a new line of business as a consultant and advisor to customers. Revenue will be recognized when collectibility is assured, generally upon receipt of payment and the Company will be treated as a development stage company.

     In January 2004, the Company formed a new wholly owned subsidiary named American Qualified Financial Services, Inc. ("AQFS"). AQFS is a Texas Corporation and will be utilized by the Company to market the reinsurance of debt securities primarily to qualified benefit plans.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the provision for uncollectible investor loans, the impairment of property and equipment, the valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent auditors' reports to our financial statements for the year ended September 30, 2003 and September 30, 2002, include an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations, working capital deficiency and default on our convertible debentures raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

PROVISION FOR UNCOLLECTIBLE INVESTOR LOANS

At September 30, 2002, loans receivable was $109,000 and related accrued interest was $21,700. For 2003, the Company has treated the loans receivable from investors as non-accrual loans with regard to interest. During 2003, $50,000 of the total $109,000 in loans was repaid and the remaining $59,000 loans receivable and accrued interest of $21,760 was charged to operations as a bad debt on uncollectible loans. Any future recovery of these loans and interest will be recognized as other income.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

The Company has ceased all operating activities and has disposed of its assets while formulating a plan to improve its financial position. As a result, the Company disposed of the majority of its property and equipment for zero proceeds and recorded a loss from disposition of assets in the amount of $94,072 during the year ended September 30, 2003. Additionally, the remaining assets were deemed impaired and we have recorded a $15,382 impairment charge for the year ended September 30, 2003. As a result of these entries, the Company has no property and equipment at September 30, 2003.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during 2003. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of issuance. For issuances to the President of the Company, in accordance with an amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of the date of issuance.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

     In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $185,550 during fiscal year 2003 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $2,537,000 and expire in the years through 2022

     As discussed previously, the Company has changed its strategy and is moving into a new line of business. As a result of this change, and IRS rules, the net operating loss carry-forwards discussed above will not be allowable.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002


                                               Year Ended September 30
                                                2003             2002
                                             ---------        ---------
REVENUES                                     $  67,773        $ 138,485
COST OF REVENUES                                67,408           40,513
                                             ---------        ---------
GROSS PROFIT                                       365           97,972

OPERATING EXPENSES:
Selling, general and administrative             62,025           40,765
Compensation and payroll taxes                 441,588           88,465
Consulting and contract labor                   33,682               --
Penalties                                        4,493           59,004
Legal and professional                          48,025           45,162
Rent                                             5,918           22,875
Travel and entertainment                           323           32,406
Loss on disposition of assets                   94,072           23,038
Provision for uncollectible loans               80,760               --
Amortization of debt issue costs                65,400               --
Debenture liquidated damages                    17,500               --
Impairment of assets                            15,382               --
Termination of merger fee                       30,000               --
Depreciation                                        --           31,478
                                             ---------        ---------
TOTAL OPERATING EXPENSES                       899,168          343,193
                                             ---------        ---------

LOSS FROM OPERATIONS                          (898,804)        (245,221)

OTHER INCOME (EXPENSE):
Settlement gain                                  1,750               --
Interest expense - net                         (80,102)         (23,091)
                                             ---------        ---------
TOTAL OTHER INCOME (EXPENSE)                   (78,352)         (23,091)
                                             ---------        ---------

NET LOSS                                     $(977,156)       $(268,312)
                                             =========        =========

NET LOSS PER SHARE - BASIC AND DILUTED       $   (0.05)       $   (0.02)
                                             =========        =========

Revenue:

Operating revenue decreased $70,712, or 104.3%, to $67,773 for 2003 from $138,485 for 2002. The decrease was primarily the result of the Company making the decision to exit the current line of business and to focus on being a consultant and advisor to customers

Cost of Sales:

Cost of sales decreased $26,895, or 39.9%, to $67,408 for 2003 from $40,513 for 2003. The increase was primarily the result of making the decision to exit the current line of business and to focus on being a consultant and advisor to customers.

Operating Expenses:

Operating expenses increased $555,975, or 72.7%, to $899,168 for 2003 from $343,198 for 2002. The increase was primarily the result of a $353,123 increase in compensation, a $71,034 increase in the impairment of assets, a $80,760 provision for uncollectible loans, and a $65,400 increase in amortization of debt issue costs. The increase in compensation was primarily the result of the issuance of stock to the President of the Company. The remaining items are the result of the Company making the decision to exit the current line of business and to focus on being a consultant and advisor to customers.

Other Income (Expense):

Other operating expense, net of settlement gain, increased $55,261, or 70.5% to $78,352 for 2003 from $23,091 for 2003. The increase was primarily due to a $58,333 charge relating to a beneficial conversion feature inherent in the convertible debentures we issued in 2003 since the debentures were immediately convertible.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0 at September 30, 2003 as compared to $0 at September 30, 2002, and working capital deficit was $726,140 at September 30, 2003 as compared to $299,079 at September 30, 2002. The increase in the working capital deficit is due to the fact that cash provided by financing activities during the fiscal year ended September 30, 2003 was not sufficient to cover our cash used in operating and investing activities.

Operating Activities: Cash used in operating activities was $100,991 for fiscal year ended September 30, 2003 while cash that was provided by operating activities was $69,238 for the fiscal year ended September 30, 2002. The increase in cash used resulted primarily from a $708,844 increase in net loss offset primarily by increases of $411,420 of stock issued for compensation, $94,072 for loss on disposition of assets, $80,760 provision for uncollectible loans and $65,400 amortization of debt issue costs.

Investing Activities: Cash used in investing activities was $15,382 for the fiscal year ended September 30, 2003 while cash that was provided by investing activities was $25,741 for the fiscal year ended September 30, 2002. The increase in cash used resulted primarily from a decrease of 36,388 in retirements of property and equipment.

Financing Activities: Cash provided by financing activities was $116,382 for the fiscal year ended September 30, 2003 while cash that was used in financing activities was $94,978 for the fiscal year ended September 30, 2002. The increase in cash provided resulted primarily from $122,100 proceeds from a convertible debenture offering, net of $52,900 in costs.

Our principal uses of cash to date have been for operating activities and we have funded our operations during fiscal years 2003 and 2002 primarily by incurring indebtedness. During the fiscal year ended September 30, 2003, we had proceeds of $122,100 from the issuance of convertible debentures, net of $52,900 of costs. In addition, we made principal payments of $5,727 and $94,978 on existing debt during the fiscal year ended September 30, 2003 and the fiscal year ended September 30, 2002, respectively.

SHORT-TERM DEBT

     We are highly leveraged. At September 30, 2003, our current liabilities exceeded our current assets by $726,140, our stockholders' deficiency was $1,103,882, and we had an accumulated deficit of $5,048,764. The following table is a summary of our short-term debt as of September 30, 2003:

                                                                                                BALANCE AT
                                                                                           SEPTEMBER 30, 2003
                                                                                           ------------------
Bank Loans
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per annum, 60
  monthly payments of principal and interest..............................................      $ 25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum, interest
  payable monthly and line of credit due July 15, 2002....................................        33,986
                                                                                                --------
                                                                                                $ 59,336
                                                                                                ========

     On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at September 30, 2003. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's President.

     At September 30, 2003, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's President.

Loan Payable - Related Party
Loan payable, dated January through July of 2001, bearing interest at 10% per annum and
  due in July of 2002.....................................................................      $ 42,700
                                                                                                ========

     Beginning in January of 2001 and through July of 2001, Mark Triesch, a director Of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. As of July 2002, the entire amount was due and payable. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. At September 30, 2003, $11,029 has been accrued as interest in the accompanying balance sheet

Convertible Debentures
$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6%
  per annum and due in March and April of 2006.................. .........................      $175,000
                                                                                                ========
TOTAL SHORT-TERM DEBT                                                                           $277,036
                                                                                                ========

     Pursuant to Securities Purchase Agreements, Convertible Debentures and related contracts, in March of 2003, the Company issued $155,000 of six percent (6%) convertible debentures due in March of 2006 and in April issued another $20,000 of the debentures due in April 2006. The Company received $122,100 of cash proceeds, net of $52,900 of cash offering costs. The debenture holder has the option of converting the principal and accrued interest into the Company's common stock at a conversion price equal to seventy-five percent (75%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the conversion. The Company has the option to redeem all or part of the debentures prior to the maturity date at a price equal to one hundred thirty percent (130%) of the principal amount plus accrued interest.

     The Company recognized an immediate $58,333 interest expense and paid-in capital relating to a beneficial conversion feature inherent in the debentures since the debentures were immediately convertible. In connection with the offering, in addition to cash offering costs of $52,900, the Company issued 500,000 of its common shares to the investment bankers. The shares were valued on the issuance date at the trading price of $0.03 per share or $12,500. The total offering costs of $65,400 were initially deferred to be amortized over the term of the debentures, however due to a default provision which changed the debentures maturity to due on demand (see below), the $65,400 was fully expensed as of September 30, 2003.

     Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date.


     Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at September 30, 2003.

EQUITY FINANCING

     None

LIQUIDITY

To continue with our business plan, we will require additional short-term working capital and we have not had generating sufficient cash from operations to fund our operating activities through the end of fiscal 2004. Presently, we have no source of revenues and have moved into a new business concept as a consultant and advisor to customers. We cannot assure you that the new business concept will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for interim financing and subsequent project financing, would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of September 30, 2003, our contractual obligations and commitments by type and period:

                                                       PAYMENTS DUE BY PERIOD
                                                       ----------------------

                                              LESS THAN 1
CONTRACTUAL OBLIGATIONS           TOTAL           YEAR        1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------           -----       -----------     ---------   ---------   -------------
Short-Term Debt:                       --             --            --          --          --
Bank Loans                         59,336         59,336            --          --          --
Loan Payable-Related Party         42,700         42,700            --          --          --
Convertible Debentures            175,000        175,000            --          --          --
Total Short-Term Debt            $277,036       $277,036       $    --          --          --
                                 ========       ========       =======     =======      ======

RECENT ACCOUNTING DEVELOPMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS No. 144 as of January 1, 2002 did not have a significant impact on our financial position and results of operations.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The adoption of SFAS No. 145 did not have a significant impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others. The enterprise providing the guarantee is required to recognize a liability for the fair value of the guarantee and disclose the information in its interim and annual financial statements. The adoption of FIN 45 did not have a significant impact on our financial position and results of operations.


In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which as an interpretation defines when and who consolidates a "variable interest entity," or "VIE." This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE. FIN 46 is effective during 2003 depending on when the VIE is created. We do not believe that the adoption of FIN 46 will have a significant impact on our financial position and results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS
150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on our financial position and results of operations.

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the first quarter of 2003. The adoption of FAS 148 did not have a material impact on our financial position and results of operations 2004 OUTLOOK The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 7. FINANCIAL STATEMENTS

Filed herewith are our following audited financial statements:

Report of Salberg & Company, P.A. Independent Auditors                                                  20

Report of James J. Taylor-Certified Public Accountant-Independent Auditors                              21

Balance Sheet at September 30, 2003                                                                     22

Statements of Operations for the years ended September 30, 2003 and 2002                                24

Statements of Changes in Stockholders' Deficiency for the years ended September 30, 2003 and 2002       25

Statements of Cash Flows for the years ended September 30, 2003 and 2002                                26

Notes to Financial Statements                                                                           28

                          Independent Auditors' Report

To the Board of Directors of:
    Nannaco, Inc.

We have audited the accompanying balance sheet of Nannaco, Inc. D.B.A. Surface Pro as of September 30, 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of September 30, 2002 were audited by other auditors whose report dated January 6, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Nannaco, Inc. as of September 30, 2003, and the results of its operations, changes in stockholders' deficiency and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $977,156 and cash used in operations $100,991 in 2003, an accumulated deficit of $5,048,764 and a working capital deficit of $726,140 at September 30, 2003, and is in default on its convertible debentures at September 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
January 29, 2004

To the Board of Directors

NANNACO, INC.
2935 Thousand Oaks #261
San Antonio, TX 78247

I have audited the statements of operations, changes in stockholders' deficiency and cash flows of NANNACO, INC. (a Texas corporation and development stage company) for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my examination.

I conducted the audit in accordance with generally accepted auditing standards in the United States of America. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' deficiency, and cash flows of NANNACO, INC. (a Texas corporation and development stage company) for the year ended September 30, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming NANNACO, INC. will continue as a going concern. As shown in the financial statements, the Company has a net loss for the year ended September 30, 2002, in the amount of $268,312, and a stockholders' deficit of $676,821 and accumulated deficit of $4,071,608 at September 30, 2002. These conditions raise substantial doubt about the Company's continued existence. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ James. J. Taylor.
New Braunfels, Texas
January 6, 2003

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $     --
Accounts receivable                                                          623
                                                                        --------
TOTAL CURRENT ASSETS                                                         623

Property and equipment - net                                                  --
                                                                        --------

TOTAL ASSETS                                                            $    623
                                                                        ========

                                   LIABILITIES

CURRENT LIABILITIES
Convertible debentures                                                  $175,000
Bank loans                                                                59,336
Bank overdrafts                                                            1,976
Accounts payable - trade                                                 103,624
Accrued compensation, related party                                       25,092
Accrued interest                                                          37,437
Accrued debenture liquidated damages                                      10,500
Payroll taxes payable                                                    181,418
Sales taxes payable                                                       40,801
Judgment payable                                                          48,879
Loan payable - related party                                              42,700
                                                                        --------
TOTAL CURRENT LIABILITIES                                               $726,763
                                                                        ========


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003

                             REDEEMABLE COMMON STOCK
                          AND STOCKHOLDERS' DEFICIENCY

REDEEMABLE COMMON STOCK
Common stock, $0.001 par value, 377,742 shares issued
Nov. 15, 2001 and outstanding at Sept. 30, 2003                       $       378
Additional paid-in capital                                                377,364
                                                                      -----------

TOTAL REDDEMABLE COMMON STOCK                                             377,742

COMMITMENTS AND CONTINGENCIES                                                  --

STOCKHOLDERS' DEFICIENCY
Common stock, $1.00 par value, 1,000 shares authorized:
Issued - none issued and outstanding at Sept. 30, 2003                         --

Common stock, $0.001 par value, 200,000,000 shares authorized:
Issued - 33,057,600 issued and outstanding at Sept. 30,                    33,058

Common stock issuable, $0.001 par value:
75,000,000 at Sept. 30, 2003                                               75,000

Preferred stock, $0.001 par value, 10,000,000 shares authorized
Issued - none issued and outstanding at Sept. 30, 2003                         --

Additional paid in capital                                              5,603,128

Accumulated deficit                                                    (5,048,764)
                                                                      -----------
                                                                          662,422

Less: Deferred compensation                                            (1,766,304)
                                                                      -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (1,103,882)
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                         $       623
                                                                      ===========

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                            STATEMENTS OF OPERATIONS


                                                            Year Ended
                                                           September 30
                                                      2003              2002
                                                    ---------         ---------
REVENUES                                            $  67,773         $ 138,485
COST OF REVENUES                                       67,408            40,513
                                                    ---------         ---------
GROSS PROFIT                                              365            97,972

OPERATING EXPENSES:
Selling, general and administrative                    62,025            40,765
Compensation and payroll taxes                        441,588            88,465
Consulting and contract labor                          33,682                --
Penalties                                               4,493            59,004
Legal and professional                                 48,025            45,162
Rent                                                    5,918            22,875
Travel and entertainment                                  323            32,406
Loss on disposition of assets                          94,072            23,038
Provision for uncollectible loans                      80,760                --
Amortization of debt issue costs                       65,400                --
Debenture liquidated damages                           17,500                --
Impairment of assets                                   15,382                --
Termination of merger fee                              30,000                --
Depreciation                                               --            31,478
                                                    ---------         ---------
TOTAL OPERATING EXPENSES                              899,168           343,193
                                                    ---------         ---------

LOSS FROM OPERATIONS                                 (898,804)         (245,221)

OTHER INCOME (EXPENSE):
Settlement gain                                         1,750                --
Interest expense - net                                (80,102)          (23,091)
                                                    ---------         ---------
TOTAL OTHER INCOME (EXPENSE)                          (78,352)          (23,091)
                                                    ---------         ---------

NET LOSS                                            $(977,156)        $(268,312)
                                                    =========         =========

NET LOSS PER SHARE - BASIC AND DILUTED              $   (0.05)        $   (0.02)
                                                    =========         =========


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                          --------------------------------------------------------------
                                                                                                  Common Stock
                                                                 Common Stock                       Issuable
                                                             Shares         Amount           Shares          Amount
                                                          --------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 2001                             14,957,600     $    14,958              --     $        --
                                                          --------------------------------------------------------------
     Net loss, 2002                                                --              --              --              --
                                                          --------------------------------------------------------------

BALANCE AT  SEPTEMBER 30, 2002                             14,957,600          14,958              --              --
     Shares issued for commission - 4/15/03                   500,000             500              --              --
     Shares issued for legal services - 6/30/03               250,000             250              --              --
     Shares issued for accrued compensation - 6/30/03       4,341,571           4,342              --              --
     Shares issued for compensation - 6/30/03              10,658,429          10,658              --              --
     Shares issued for debenture liquidated
     damages - 8/18/03                                        350,000             350              --              --
     Shares issued for termination fee - 8/18/03            2,000,000           2,000              --              --
     Shares issued for compensation - 9/30/03                      --              --      75,000,000          75,000
     Interest expense related to debentures                        --              --              --              --
     Net loss, 2003                                                --              --              --              --
                                                          --------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                              33,057,600     $    33,058      75,000,000     $    75,000
                                                          ==============================================================

                                                          ------------------------------------------------------------------
                                                            Additional                                            Total
                                                             Paid-In          Deferred       Accumulated      Stockholders'
                                                             Capital        Compensation        Deficit        Deficiency
                                                          ------------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 2001                             $ 3,379,829      $        --      $(3,803,296)     $  (408,509)
                                                          ------------------------------------------------------------------
     Net loss, 2002                                                                             (268,312)        (268,312)
                                                          ------------------------------------------------------------------

BALANCE AT  SEPTEMBER 30, 2002                               3,379,829               --       (4,071,608)        (676,821)
     Shares issued for commission - 4/15/03                     12,000               --               --           12,500
     Shares issued for legal services - 6/30/03                  7,250               --               --            7,500
     Shares issued for accrued compensation - 6/30/03           62,417               --               --           66,759
     Shares issued for compensation - 6/30/03                  309,094               --               --          319,753
     Shares issued for debenture liquidated
     damages - 8/18/03                                           4,900               --               --            5,250
     Shares issued for termination fee - 8/18/03                28,000               --               --           30,000
     Shares issued for compensation - 9/30/03                1,741,304       (1,766,304)              --           50,000
     Interest expense related to debentures                     58,333               --               --           58,333
     Net loss, 2003                                                 --               --         (977,156)        (977,156)
                                                          ------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                              $ 5,603,128      $(1,766,304)     $(5,048,764)     $(1,103,882)
                                                          ==================================================================

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                            STATEMENTS OF CASH FLOWS

                              OPERATING ACTIVITIES

--------------------------------------------------------------------------------------
                                                                Year ended Sep. 30,
                                                                2003           2002
                                                             ---------      ---------
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Net loss                                                     $(977,156)     $(268,312)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation                                                     --         31,478
   Loss on disposition of assets                                94,072             --
   Provision for uncollectible loans                            80,760             --
   Amortization of debt issue costs                             65,400
   Accrued debenture liquidated damages                         10,500             --
   Impairment of assets                                         15,382             --
   Amortization of cash based deferred debt issue costs         52,900             --
   Debt converted to redeemable stock                               --        377,742
   Stock issued for legal services                               7,500             --
   Stock issued for debenture liquidated damages                 7,000             --
   Stock issued for compensation and
   accrued compensation                                        411,420
   Amortization of stock based deferred debt issue costs        12,500             --
   Stock issued for termination fee                             30,000             --
   Settlement gain                                              (1,750)            --
   Interest expense related to debentures beneficial
   conversion feature                                           58,333             --
   Changes in operating assets and liabilities:
      Decrease in certificates of deposit                           --         42,244
      (Increase) decrease in accounts receivable - trade          (623)         2,100
      Decrease in accounts receivable - employee                    --          1,913
      Increase in other assets                                 (15,400)            --
      Increase in bank overdrafts                               (1,311)        (2,055)
      Decrease in prepaid expense and deposits                      --          2,390
      Increase in accounts payable - trade                      39,625         15,723
      Increase (decrease) in accounts
      payable - employees                                           --         50,184
      Increase (decrease) in accrued interest                   17,325        (13,329)
      Increase (decrease) in payroll taxes payable             (11,912)        98,391
      Increase in sales tax payable                                 --          4,308
      Decrease in conversion notes payable                          --       (317,975)
      Increase in judgment payable                               4,443         44,436
                                                             ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $(100,991)     $  69,238
                                                             =========      =========

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                            STATEMENTS OF CASH FLOWS

                       INVESTING AND FINANCING ACTIVITIES

-----------------------------------------------------------------------------------
                                                              Year ended Sep. 30,
                                                             2003            2002
                                                           ---------      ---------
CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES
Cash advances to stockholders, and
related accrued interest                                   $ (15,382)     $ (10,627)
Retirement of property and equipment                              --         36,368
                                                           ---------      ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (15,382)        25,741

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from debenture offering, net of $52,900 costs       122,100             --
Principal repayment on loans to related party                     --        (48,437)
Principal repayment on note payable - related party           (5,727)            --
Principal repayment on installment note payable                   --         (6,542)
Principal repayment on bank lines of credit                       --        (40,000)
                                                           ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          116,373        (94,978)

NET INCREASE (DECREASE) IN CASH                                   --             --

CASH AT BEGINNING OF PERIOD                                       --             --
                                                           ---------      ---------

CASH AT END OF PERIOD                                      $      --      $      --
                                                           =========      =========

CASH INTEREST PAID                                         $      --      $      --
                                                           =========      =========

    The accompanying notes are an integral part of the financial statements

                                 NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.   HISTORY AND NATURE OF BUSINESS

     Nannaco, Inc. ("Nannaco", "the Company", "we", "us") is a publicly traded company that provided surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well as to owners of historical buildings. The Company has operated under the trade name Surface Pro in order to relate to the principal business activity, since the Nannaco name does not indicate the type of business. The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations.

     Until September of 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations. In September of 2003, the Company changed its strategy due to poor operating conditions and their operating result coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources and/or act as a holding company for newly developed businesses. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets while formulating a plan to improve it financial position - (See Subsequent Events Note 13).

2.   GOING CONCERN

     We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2003. In addition, we are in default under our convertible debenture agreements. We had net losses of $977,156 for the year ended September 30, 2003 and $268,312 for the year ended September 30, 2002. In addition, we had negative cash flows from operations of $100,991 for the year ended September 30, 2003. Although we had positive cash flow from operations of $69,238 for the year ended September 30, 2002, this was primarily the result of increases in accounts payable-trade, accounts payable-employees, judgment payable and debt that was converted to redeemable stock. At September 30, 2003, our current liabilities exceeded our current assets by $726,140, our stockholders' deficiency was $1,103,882, and we had an accumulated deficit of $5,048,764.

     The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

     We have substantial current obligations. As of September 30, 2003, we had $726,763 of liabilities as compared to $739,206 as of September 30, 2002. Of the $726,763 outstanding at September 30, 2003, $181,418 is for unpaid federal payroll taxes and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid. The remaining current obligations (which are all past due) include accounts payable of $103,624, judgment payable of $48,879, sales tax payable of $40,801, bank loans of $59,336, notes payable-related party of $42,700 and convertible debentures of $175,000. The Company does not have sufficient cash resources to pay these obligations.

Our substantial debt obligations pose risks to our business and stockholders by:

      o     making it more difficult for us to satisfy our obligations;

      o requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

      o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

      o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


     We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

     The Company has taken steps to curtail the operating losses for future periods. These steps include the reduction of employees and all categories of operating expenses, where possible. Additionally, as mentioned previously, the Company has adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. (See Subsequent Events Note 13.) As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets while formulating a plan to improve its financial position.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     In the opinion of management, the accompanying balance sheet and related statements of operations, changes in stockholders' deficiency and cash flows include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (U.S.
GAAP).

ACCOUNTING ESTIMATES

     When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes the provision for uncollectible investor loans, the impairment of property and equipment, the valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

ACCOUNTS RECEIVABLE

     Accounts receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Payment is due upon completion of the work, unless other arrangements are made. Management reviews the customer accounts on a routine basis to determine if an account should be charged off. At September 30, 2003, all accounts receivable are deemed to be collectible in full.

LOANS RECEIVABLE

     At September 30, 2002, loans receivable was $109,000 and related accrued interest was $21,700. For 2003, the Company has treated the loans receivable from investors as non-accrual loans with regard to interest. During 2003, $50,000 of the total $109,000 in loans was repaid and the remaining $59,000 loans receivable and accrued interest of $21,760 was charged to operations as a bad debt on uncollectible loans. Any future recovery of these loans and interest will be recognized as other income.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated over its estimated useful life, which range, from five to seven years, using the straight line method. As discussed previously under Note 1, the Company has ceased all operating activities and has disposed of its assets while formulating a plan to improve its financial position. As a result, the Company disposed of the majority of its property and equipment for zero proceeds and recorded a loss from disposition of assets in the amount of $94,072 during the year ended September 30, 2003. Additionally, the remaining assets were deemed impaired (as discussed further below) and we have recorded a $15,382 impairment charge for the year ended September 30, 2003. As a result of these entries, the Company has no property and equipment at September 30, 2003.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of property and equipment, we have recorded a $15,382 impairment charge for the year ended September 30, 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at September 30, 2003.

ENVIRONMENTAL MATTERS

     Our operations are subject to evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce harmful levels of emissions or waste by-products. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of substances at our site should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. We are not aware of any area of non-compliance with federal, state or local environmental laws and regulations.

REVENUE RECOGNITION

     The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 101. Revenue is recognized when services are completed and when collection of the fixed or determinable selling price is reasonable assured.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


INCOME TAXES

     Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109")." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LOSS PER COMMON SHARE

     Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional items to adjust the numerator or denominator in the EPS computations.

     The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                                   YEAR ENDED SEPTEMBER 30,
                                                  2003                  2002
                                              ------------         ------------
Net loss available to common                  $    977,156         $    268,312
                                              ============         ============
Shares (Denominator)                            19,358,011           14,957,600
                                              ------------         ------------
Loss Per Share                                ($       .05)        ($       .02)
                                              ============         ============

ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of the date of these Consolidated Financial Statements, we had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS No. 144 as of January 1, 2002 did not have a significant impact on our financial position and results of operations.

     In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The adoption of SFAS No. 145 did not have a significant impact on our financial position and results of operations.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which established additional accounting and disclosure requirements when an enterprise guarantees the indebtedness of others. The enterprise providing the guarantee is required to recognize a liability for the fair value of the guarantee and disclose the information in its interim and annual financial statements. The adoption of FIN 45 did not have a significant impact on our financial position and results of operations.


         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which as an interpretation defines when and who consolidates a "variable interest entity," or "VIE." This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE. FIN 46 is effective during 2003 depending on when the VIE is created. We do not believe that the adoption of FIN 46 will have a significant impact on our financial position and results of operations.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on our financial position and results of operations.

         In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the first quarter of 2003. The adoption of FAS 148 did not have a material impact on our financial position and results of operations.

4.   SHORT-TERM DEBT

Our short-term debt at September 30, 2003 consisted of the following:


BANK LOANS
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per
  annum, 60 monthly payments of principal and interest..............................    $25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum,
  interest payable monthly and line of credit due July 15, 2002......................    33,986
                                                                                        -------
                                                                                        $59,336
                                                                                        =======

     On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at September 30, 2003. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's President.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


     At September 30, 2003, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's President.

LOAN PAYABLE - RELATED PARTY
Loan payable, dated January through July of 2001, bearing interest at 10% per
  annum and due in July of 2002.......................................................          $ 42,700
                                                                                                ========


     Beginning in January of 2001 and through July of 2001, Mark Triesch, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. As of July 2002, the entire amount was due and payable. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. At September 30, 2003, $11,029 has been accrued as interest in the accompanying balance sheet


CONVERTIBLE DEBENTURES
$175,000 Convertible Debentures, dated March and April of 2003, bearing
  interest at 6% per annum and due in March and April of 2006..................                 $175,000
                                                                                                ========


     Pursuant to Securities Purchase Agreements, Convertible Debentures and related contracts, in March of 2003, the Company issued $155,000 of six percent (6%) convertible debentures due in March of 2006 and in April issued another $20,000 of the debentures due in April 2006. The Company received $122,100 of cash proceeds, net of $52,900 of cash offering costs. The debenture holder has the option of converting the principal and accrued interest into the Company's common stock at a conversion price equal to seventy-five percent (75%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the conversion. The Company has the option to redeem all or part of the debentures prior to the maturity date at a price equal to one hundred thirty percent (130%) of the principal amount plus accrued interest.

     The Company recognized an immediate $58,333 interest expense and paid-in capital relating to a beneficial conversion feature inherent in the debentures since the debentures were immediately convertible. In connection with the offering, in addition to cash offering costs of $52,900, the Company issued 500,000 of its common shares to the investment bankers. The shares were valued on the issuance date at the trading price of $0.03 per share or $12,500. The total offering costs of $65,400 were initially deferred to be amortized over the term of the debentures, however due to a default provision which changed the debentures maturity to due on demand (see below), the $65,400 was fully expensed as of September 30, 2003.

     Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date.

     Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at September 30, 2003.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


6.   REDEEMABLE COMMON STOCK

     In December 2000, the Company received $345,500 of proceeds from the issuance of ten percent (10%) convertible promissory notes to investors. The note holders had the option of converting the principal and accrued interest into the Company's common stock at a conversion price equal to the market price on date of conversion and the promissory notes were due in September of 2001. On November 15, 2001, the Company and the note holders agreed to the conversion of the principal and accrued interest into the Company's common stock at a value of $1 per share, resulting in the issuance of 377,742 shares of common stock.

     The promissory notes were issued to non-qualified investors and as such, the investors had a right to redeem the purchase price plus accrued interest for a period of three years from the original promissory note date, or through December of 2003. Therefore, the Company has classified the transaction as Redeemable Common Stock on the accompanying balance sheet and the stock is not included in the computation of loss per share. (See Subsequent Events Note 13).

7.   STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

     We are authorized to issue up to 200,000,000 shares of our common stock, $0.001 par value per share, of which 33,057,600 were issued and outstanding at September 30, 2003. However, on September 30, 2003, 75,000,000 shares were authorized for issuance to our President but not issued by the transfer agent and are included as common stock issuable in the accompanying September 30, 2003 Balance Sheet - See Deferred Compensation below We are also authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which none was issued and outstanding at September 30, 2003.

ISSUANCES OF COMMON STOCK:

     On April 15, 2003, we issued 500,000 shares, valued at $0.025 per share or $12,500 to two consultants as a commission for services related to assistance with our convertible debenture offering. The value of $12,500 was charged to additional paid in capital as an offering cost.

     On June 30, 2003, we issued 250,000 shares, valued at $0.03 per share or $7,500 to a consultant for legal services rendered which was charged to legal expense.

     On June 30, 2003, we issued 15,000,000 shares to our President. 4,341,571 of the shares were issued to settle $66,759 of accrued and unpaid salary. In accordance with an amended employment agreement for the President, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of June 2003, or $0.015 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 10,658,429 shares were valued based upon the closing price on June 30, 2003, or $0.03 per share and the resulting $319,753 was expensed to operations as compensation in the accompanying statement of operations for the year ended September 30, 2003.

     On August 18, 2003, the Company issued 350,000 shares, valued at $0.015 per share for debenture liquidated damages as discussed further in footnote 4 - Short-Term Debt.

     On August 18, 2003, the company issued 2,000,000 shares, valued at $0.015 per share or $30,000 for a termination fee related to a merger that did not occur.

     On September 30, 2003, the Company issued 75,000,000 shares to the President as discussed below under deferred compensation. The shares were not issued by the transfer agent until October of 2003 and are included as common stock issuable in the accompanying September 30, 2003 Balance Sheet.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


DEFERRED COMPENSATION

     On September 30, 2003, the Company authorized the issuance of 75,000,000 shares as compensation for the President in accordance with an amendment to the employment agreement. However, the transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares have been included in the accompanying balance sheet as common stock issuable at September 30, 2003. Of the 75,000,000 shares, 4,347,826 were issued to settle $50,000 of accrued and unpaid salary for the President through September 30, 2003. In accordance with the amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of September or $0.012 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 70,652,174 shares were valued based upon the closing price on September 30, 2003, or $0.025 per share and the resulting $1,766,304 balance has been recorded as Deferred Compensation in the accompanying balance sheet at September 30, 2003. The deferred compensation balance will be amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005.

STOCK BASED COMPENSATION PLANS

     On September 29, 2003, the Company adopted a stock based compensation plan for 5,000,000 shares of common stock for which stock options, restricted stock and common stock may be issued from time to time to employees and consultants of the Company in lieu of cash. Under this plan, the Company issued 2,000,000 shares of common stock into escrow for a pending merger. The merger was terminated and the shares were subsequently cancelled. On October 3, 2003, the Company adopted a stock based compensation plan for 10,000,000 shares of common stock for which stock options, restricted stock and common stock may be issued from time to time to employees and consultants of the Company in lieu of cash. Under this plan, the Company issued 9,400,000 shares of common stock into escrow for a pending merger. The merger was terminated and the shares were subsequently cancelled.

OPTIONS

     In April 2000, we adopted the Nannaco 2000 Stock Option Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the business and development of the Company and its shareholders by affording to the employees, directors and officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the 2000 Plan's terms. The 2000 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options issued under the plan. Stock Options under the Plan may be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which the Company had sold its common stock.


The following table summarizes activity related to options:

                                                              NUMBER OF SHARES          WEIGHTED AVERAGE
Balance at September 30, 2002..........................       40,000                     $1.00
  Granted..............................................            0                        0
  Exercised............................................            0                        0
  Forfeited............................................            0                        0
                                                              ------                     -----
Balance at September 30, 2003..........................       40,000                     $1.00
                                                              ======                     =====

     All options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of options to purchase our common stock are summarized below:

----------------------------OPTIONS OUTSTANDING------------------------------ ------OPTIONS EXERCISABLE------

-------------------------------------------------------------------------------------------------------------
                             Number                                               Number         Weighted
                         Outstanding at   Weighted Average      Weighted      Exercisable at      Average
   Range of Exercise     September 30,       Remaining           Average       September 30,     Exercise
        Prices                2003        Contractual Life   Exercise Price        2003            Price
------------------------ --------------- ------------------- ---------------- ---------------- --------------
          $1.00              40,000             1.58 years        1.00            40,000           $1.00
          =====              ======             ====              ====            ======           =====

COMPENSATION EXPENSE FOR OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

     Had compensation cost for our stock options not been determined consistent with SFAS 123, the Company's net loss per share would not have changed.

8.   INCOME TAXES

         There was no income tax during 2003 and 2002 due to the Company's net loss.

         The Company's tax expense differs from the "expected" tax expense for the period ended September 30, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:


                                                       2003              2002
                                                     ---------        ---------
Computed "expected" tax expense (benefit)            $(332,233)       $(677,060)
Stock based expenses                                   146,683               --
Change in valuation allowance                          185,550          677,060
                                                     ---------        ---------

                                                     $      --         $     --
                                                     =========         ========


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2003 are as follows:

Deferred tax assets
  Net operating loss.................    $   862,610
Total deferred tax assets............        862,610
                                         -----------
Valuation allowance..................       (862,610)
                                         -----------
Net deferred tax asset...............    $        --
                                         ===========


     In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $185,550 during fiscal year 2003 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $2,537,000 and expire in the years through 2022

     As discussed in History and Nature of Business Note 1, the Company has changed its strategy and is moving into a new line of business as of September 30, 2003 - (see Subsequent Events Note 13). As a result of this change, under IRS rules, the net operating loss carry-forwards discussed above will not be allowable.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


9.   LEASE COMMITMENTS

     On July 1, 2002, the Company relocated its facility and has a single month to month operating lease agreement for our business office. There is no restriction on our activities concerning dividends, additional debt or further leasing.

     Rental expense charged to continuing operations under operating leases for the years ended September 30, 2003 and 2002 was $5,918 and $22,875, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

     The Company is in litigation with Wyndham Hotel Corporation ("Wyndham") for unpaid charges. On June 14, 2002, Wyndham obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At September 30, 2003, the total amount due is $48,879 (including $6,671 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet.

     The Company has not remitted payments under an executed installment agreement with the IRS. As a result of the lack of payments, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

11.  CONCENTRATIONS OF RISK

     The Company sells its products to customers in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

     Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

         Suppliers representing over 10% of purchases were as follows:


                                                               2003        2002
                                                               ----        ----
Supplier 1                                                      17%         25%
Supplier 2                                                      1%          22%
Supplier 3                                                      1%          18%
Supplier 3                                                      -           14%
Supplier 3                                                      -           11%

                                                               2003        2002
                                                               ----        ----
Customer 1                                                      15%         -


     Services were primarily provided in Bexar County, Texas

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


12.  RELATED PARTY TRANSACTIONS

     Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. At September 30, 2003, $11,029 has been accrued as interest in the accompanying balance sheet. This director has subsequently resigned their position - (See Subsequent Events Note 13).

     At September 30, 2003, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company. This director has subsequently resigned their position - (See Subsequent Events Note
13).

13.  SUBSEQUENT EVENTS

      As discussed in Redeemable Common Stock Note 6, promissory notes were issued to non-qualified investors and as such, the investors had a right to redeem the purchase price plus accrued interest for a period of three years from the original promissory note date, or through December of 2003. As of December 31, 2003, the note holders did not elect to redeem and going forward, the Company will reclassify this amount to permanent equity as common stock and additional paid in capital in the Stockholders' Equity section of the balance sheet.

     In November 2003, the Company issued 65,500,000 shares of common stock. 15,000,000 of the shares were issued as an annual bonus for the President of the Company and will be valued at $0.01 per share, the closing price on the issuance date of November 9, 2003, and recognized over the remaining employment term. The remaining 50,500,000 shares were issued for consulting and legal services provided to the Company and will be valued at $0.01 per share, the closing share price on the issuance date of November 9, 2003 and recognized over the terms of the agreements.

      In connection with 3,000,000 of the 65,500,000 common shares discussed above, which 3,000,000 were issued equally to two principals of a firm for Edgar services, the Company on November 17, 2003 committed to issue two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.02 per share and two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.03 per share. As of the date of the accompanying report, the warrants have not been issued to the consultant. The agreement contains a provision however that the holders of such warrants shall not individually own more than 4.9% of the total shares of the Company's outstanding shares.

      On November 9, 2003, two of the three directors submitted their resignations as a director. Their letters of resignation did not state that they were resigning as a result of a disagreement with us on any matter relating to our operations, policies, or practices. The vacancies created by their resignations have not been filled and there is no current plan to fill their positions. (See Related Parties Footnote 12).

     In January 2004, the Company issued 45,000,000 shares of common stock for consulting and legal services. The shares will be valued at $0.01 per share, the closing share price on the issuance date of November 9, 2003 and recognized over the terms of the agreements.

     In December 2003 and January 2004, the Company issued several press releases related to the change in business strategy as discussed previously in History and Nature of Business Note 1. The Company has moved to a new line of business as a consultant and advisor to customers. Revenue will be recognized when collectibility is assured, generally upon receipt of payment and the Company will be treated as a development stage company.

     In January 2004, the Company formed a new wholly owned subsidiary named American Qualified Financial Services, Inc. ("AQFS"). AQFS is a Texas Corporation and will be utilized by the Company to market the reinsurance of debt securities primarily to qualified benefit plans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

James J. Taylor, C.P.A., audited our balance sheets as of September 30, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. Such financial statements accompanied our Form 10-KSB for the year ended September 30, 2002 and were filed with the Securities and Exchange Commission on January 22, 2003. The report of James J. Taylor, C.P.A. on such financial statements, dated January 6, 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Our client-auditor relationship with James J. Taylor, C.P.A. ceased on January 5, 2004. The Corporation engaged Salberg & Company, P.A. On January 5, 2004 as its principal accountant to audit the Corporation's financial statements for the year ended September 30, 2003.

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

During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Taylor's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, Taylor did not advise the Corporation of any "reportable events" as described in
Item 304(a)(1)(v) of Regulation S-K. The Corporation requested Taylor to furnish a letter addressed to the Commission, stating whether he agrees with the statements made by the Corporation, and, if not, stating the respects in which it does not agree. A copy of this letter, dated January 12, 2004, was filed as
Exhibit 16.1 on Form 8-K.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of September 30, 2003, are set forth below. The directors hold office for their respective term and until there successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company as of September 30, 2003.

Name                              Age        Position                          Years of Service
-------------------               ---        ------------------------------    ----------------
Andrew DeVries, III               37         President, CEO,                         6
                                             Chairman of the Board

Linda Morton                      54         Secretary, Treasurer, Director          6

Mark A. Triesch                   44         Director                                5

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

BOARD OF DIRECTORS/EXECUTIVE OFFICERS

ANDREW DEVRIES, III is President and Principal Shareholder of Nannaco, Inc. He founded Nannaco in 1998 and has served as President since that time. Mr. DeVries develops the policies and objectives of Nannaco. He manages market planning, advertising and public relations, and he directs sales and distribution. Prior to this, Mr. DeVries was Sales Director for Internet Direct, Inc. in San Antonio from 1994 to 1997. In 1993, Mr. DeVries founded DeVries and Associates, a financial services company and served as its president until the founding of Nannaco. Mr. DeVries holds a Bachelor of Arts from North Texas State University and a Master of Arts from the University of North Texas

LINDA MORTON is our Corporate Secretary, Treasurer and a Director. She has been an officer and director of Nannaco and a shareholder since October 1998. Prior to her position with Nannaco, Inc., Ms. Morton was Manager of the Classifieds Department, Texas City Sun Newspapers Corp. for five years, where she managed sales and staff operations. Ms. Morton's business experience includes administration, accounting and personnel. On November 9, 2003, Ms. Morton resigned her director position with the Company and her letter of resignation did not state that she was resigning as a result of a disagreement with us on any matter relating to our operations, policies, or practices. The vacancy created by her resignation has not been filled and there is no current plan to fill the position.

MARK A. TRIESCH is General Counsel and a Director to the corporation. Prior to joining Nannaco, Inc. in September 1999, Mr. Triesch operated a general practice that concentrated on business litigation, real estate and family law. He earned his Juris Doctor's degree from St. Mary's University in San Antonio. Mr. Triesch also holds Bachelor's and Master's degrees in English from Texas A&M University, and taught American Literature and composition at the University of North Texas and Texas A&M University. Currently, he handles transactional matters for Nannaco, Inc., and acts in an advisory role concerning the day-to-day operations of Nannaco. On November 9, 2003, Mr. Triesch resigned his director position with the Company and his letter of resignation did not state that he was resigning as a result of a disagreement with us on any matter relating to our operations, policies, or practices. The vacancy created by his resignation has not been filled and there is no current plan to fill the position.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Andrew DeVries, III, the sole officer and director of the Company, had a change in beneficial ownership as follows, but failed to file the necessary forms:

     (i) June 30, 2003 issuance of 15,000,000 shares of common stock of the Corporation to Andrew DeVries, III.

     (ii) November 9, 2003 issuance of 75,000,000 shares of common stock to Andrew DeVries, III

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ending September 30, 2003, 2002 and 2001, the compensation awarded or paid by Nannaco to its Chief Executive Officer and any of the executive officers of Nannaco whose total salary and bonus exceeded $100,000 US during such year (The "Named Executive Officers"):

                   SUMMARY COMPENSATION TABLE

                                 Annual Compensation           Long Term Compensation
                           ------------------------------  ----------------------------------
                                                                    Awards           Payouts
                                                           ------------------------  --------
Name and           Year  Salary   Bonus   Other Annual   Restricted   Securities     LTIP      All Other
Principal Position        ($)       ($)   Compensation     Stock      Underlying    Payouts   Compensation
                                              ($)         Award(s)     Options/       ($)         ($)
                                                                        SARs
                                                                         (#)
-----------------  ----  -------  ------  -------------  -----------  -----------  ---------  -------------
A. DeVries         2001  $78,000    -0-       -0-         -0-             -0-       -0-
CEO, President     2002  $24,000    -0-       -0-         -0-             -0-       -0-
And Director  (1)  2003  $91,667    -0-       -0-         90,000,000      -0-       -0-

(1) The 90,000,000 was comprised of two issuances - 15,000,000 and 75,000,000:
15,000,000 - 4,341,571 of the shares were issued to settle $66,759 of accrued and unpaid salary. In accordance with an amended employment agreement for the President, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of June 2003, or $0.015 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 10,658,429 shares were valued based upon the losing price on June 30, 2003, or $0.03 per share and the resulting $319,753 was expensed to operations as compensation in the accompanying statement of operations for the year ended September 30, 2003.

75,000,000 - 4,347,826 were issued to settle $50,000 of accrued and unpaid salary for the President through September 30, 2003. In accordance with the amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of September or $0.012 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 70,652,174 shares were valued based upon the closing price on September 30, 2003, or $0.025 per share and the resulting $1,766,304 balance has been recorded as Deferred Compensation in the accompanying balance sheet at September 30, 2003. The deferred compensation balance will be amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005.

No Stock Options were granted in 2003.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

                   Individual Grants

------------------------------------------------------------  ------------------
Name         Number of   Percent of    Exercise   Expiration  Grant Date Present
            Securities      Total      of Base       Date          Value ($)
            Underlying    Options /     Price
             Options/       SARs        ($/sh)
               SARs      Granted to
              Granted     Employees
                (#)       in Fiscal
                            Year
----------  -----------  -----------  ----------  ----------  ---------------
A. Devries      -0-          -0-          -0-         -0-            -0-

----------  -----------  -----------  ----------  ----------  ---------------


--------------  ------------  ----------------  ---------------- -----------
Name            Shares         Value Realized   Number of        Value of
                Acquired on    ($)              Securities       Unexercised In-
                Exercise (#)                    Underlying       The-Money
                                                Unexercised      Options/SARs
                                                Options / SARs   At Fiscal Year-
                                                At Fiscal Year-  End ($)
                                                End (#)          Exercisable /
                                                Exercisable /    Unexercisable
                                                Unexercisable
--------------  ------------  ----------------  ----------------  -----------
A. Devries         -0-             -0-               -0-              -0-

--------------  ------------  ----------------  ----------------  -----------

EMPLOYMENT AGREEMENTS

We have entered into an employment agreement with Mr. Andrew DeVries, III. The following sets forth the primary terms of the employment agreement:

Andrew DeVries, III - On June 1, 2003, we entered into an employment agreement with Mr. DeVries that ends on June 1, 2005, to act as our President and Chief Executive Officer. Pursuant to the employment agreement, Mr. DeVries is paid a salary of $200,000 per year and has an option to convert any or all salary with accrued interest into Nannaco, Inc. restricted common stock, under Rule 144, at a conversion rate equal to a thirty percent (30%) discount of the average closing bid during the month prior to the month being compensated.

In September 2003, we amended the employment agreement to allow for the granting of common stock bonuses.

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

                                   Shares Beneficially
Name and Address                    Owned Outstanding         Percentage of Shares
----------------                    -----------------         --------------------
Andrew DeVries, III                  19,000,000                       57.5%
President, CEO and Chairman
807 Arizona Ash
San Antonio, TX 78232

Linda Morton                                  0                          0
Director
1305 Woodbranch
San Antonio, TX 78232

Mark Triesch                          29,000(*)                          *
Director
353 South Hackberry Ave
New Braunfels, TX 78130

  Total ownership by our             19,029,000                       57.6%
  officers and directors
  (three individuals)


(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Based on 33,057,600 shares of our Common Stock issued and outstanding as of September 30, 2003. Does not include 75,000,000 shares issued to Mr. Devries on September 30, 2003 and recorded as Common Stock issuable in the audited September 30, 2003 Balance Sheet.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Beginning in January of 2001 and through July of 2001, Mark Triesch, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. At September 30, 2003, $11,029 has been accrued as interest in the accompanying balance sheet.

     At September 30, 2003, Mark Triesch, a director, was owed $25,000 in accrued compensation related to legal services provided to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: None

(b) Reports on Form 8-K:

The Company filed no reports on Form 8-K during the fiscal year ended September 30, 2003.

------------------------------------- ----------------------------------- -----------------------------------
Exhibit                               Title                               Location
------------------------------------- ----------------------------------- -----------------------------------
3                                     Articles of Incorporation           Incorporated by Reference to the
                                                                          SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.1                                   Bylaws                              Incorporated by Reference to the
                                                                          SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.2                                   Certificate of Amendment to         Incorporated by Reference to the
                                      Articles of Incorporation           SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.3                                   Certificate of Amendment to         Incorporated by Reference to the
                                      Articles of Incorporation           SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
31.1                                  Certification by Principal          Attached
                                      Executive Officer
------------------------------------- ----------------------------------- -----------------------------------
31.2                                  Certification of Principal          Attached
                                      Financial Officer
------------------------------------- ----------------------------------- -----------------------------------
32                                    Certifications of Principal         Attached
                                      Executive and Financial Officer
                                      Pursuant to 906
------------------------------------- ----------------------------------- -----------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE             TITLE                            DATE
------------------             -----                            ----

/s/ Andrew DeVries
-----------------------------  Principal Executive Officer,     February 6, 2004
Andrew DeVries                 Principal Financial Officer,
                               Sole Director