Form 10QSB
period 2003-12-31
NANNACO INC
filed 2004-02-23
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


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

Yes [X ] No []

The number of shares of the Company's common stock outstanding on December 31, 2003: 185,335,342

                                  NANNACO, INC.

                                   FORM 10-QSB

Table of Contents

PART I -    FINANCIAL  INFORMATION

Item 1 -    Financial  Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -    Controls and Procedures


PART II -   OTHER INFORMATION

Item 1 -    Legal Proceedings

Item 2 -    Changes in Securities

Item 3 -    Defaults Upon Senior Securities

Item 4 -    Submission of Matters to a Vote of Security Holders

Item 5 -    Other Information

Item 6 -    Exhibits and Reports on  Form  8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Filed herewith are our following unaudited financial statements:

Balance Sheet at December 31, 2003

Statements of Operations for the three months ended December 31, 2003 and 2002

Statements of Changes in Stockholders' Deficiency for the three months ended December 31, 2003

Statements of Cash Flows for the three months ended December 31, 2003 and 2002

Notes to Financial Statements

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                               DECEMBER 31, 2003

                                     ASSETS

--------------------------------------------------------------------------------

                                                                      December 31,
                                                                         2003
                                                                        --------
CURRENT ASSETS
Cash and cash equivalents                                               $     --
Accounts receivable                                                        1,171
                                                                        --------
TOTAL CURRENT ASSETS                                                    $  1,171
                                                                        ========

                 LIABILITIES

CURRENT LIABILITIES
Convertible debentures                                                  $175,000
Bank loans                                                                59,336
Bank overdrafts                                                            2,866
Accounts payable - trade                                                 103,624
Accrued compensation, related party                                       25,092
Accrued interest                                                          42,613
Other current liabilities                                                 26,500
Accrued debenture liquidated damages                                      31,500
Payroll taxes payable                                                    240,337
Sales taxes payable                                                       40,801
Judgment payable                                                          49,937
Loan payable - related party                                              42,700
                                                                        --------
TOTAL CURRENT LIABILITIES                                               $840,306
                                                                        ========

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                               DECEMBER 31, 2003

                            STOCKHOLDERS' DEFICIENCY

--------------------------------------------------------------------------------

                                                                      DECEMBER 31,
                                                                          2003
                                                                      ------------
COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIENCY
Common stock, $1.00 par value, 1,000 shares authorized:
Issued - none issued and outstanding at Dec. 31, 2003                        --

Common stock, $0.001 par value, 200,000,000 shares
authorized: Issued - 185,335,342 issued and
outstanding at Dec. 31, 20                                              185,335

Preferred stock, $0.001 par value, 10,000,000
shares authorized Issued - none issued and
outstanding at Dec. 31, 2003                                                 --

Additional paid in capital                                            6,695,393

Accumulated deficit                                                  (5,048,764)

Deficit accumulated during development stage                           (694,940)
                                                                    -----------
                                                                      1,137,024

Less: Deferred compensation                                          (1,628,858)
Less: Deferred consulting                                              (347,301)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (839,135)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                       $     1,171
                                                                    ===========

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                        PERIOD FROM
                                                                      OCTOBER 1, 2003
                                              Three Months Ended       (Incepton) To
                                                 December 31,           December 31,
                                             2003            2002           2003
                                           ---------      ---------      ---------
REVENUES                                   $  15,577      $   3,322      $  15,577
COST OF REVENUES                              13,133          8,534         13,133
                                           ---------      ---------      ---------

GROSS PROFIT                                   2,444         (5,212)         2,444

OPERATING EXPENSES:
Selling, general and administrative           17,210          9,956         17,210
Compensation                                 346,365         12,500        346,365
Consulting                                    88,499             --         88,499
Penalties                                         --          1,062             --
Legal and professional                       215,300          2,000        215,300
Debenture liquidated damages                  21,000             --         21,000
Rent                                           1,495            717          1,495
Travel and entertainment                       1,281             15          1,281
Depreciation                                      --          7,800             --
                                           ---------      ---------      ---------
TOTAL OPERATING EXPENSES                     691,150         34,050        691,150
                                           ---------      ---------      ---------

LOSS FROM OPERATIONS                        (688,706)       (39,262)      (688,706)

OTHER EXPENSE:

Interest expense                              (6,234)        (2,268)        (6,234)
                                           ---------      ---------      ---------
TOTAL OTHER EXPENSE                           (6,234)        (2,268)        (6,234)
                                           ---------      ---------      ---------

NET LOSS                                   $(694,940)     $ (41,530)     $(694,940)
                                           =========      =========      =========

NET LOSS PER SHARE - BASIC AND DILUTED     $   (0.01)     $   (0.00)     $   (0.01)
                                           =========      =========      =========

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)
                      THREE MONTHS ENDED DECEMBER 31, 2003

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Common Stock
                                                               Common Stock                  Issuable              Additional
                                                         -----------------------------------------------------      Paid-In
                                                          Shares        Amount        Shares         Amount         Capital
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 2003                          33,057,600   $    33,058    75,000,000    $    75,000    $ 5,603,128
     Issuable at 9/30/03                                75,000,000        75,000   (75,000,000)       (75,000)            --
     Issued for compensation-11/9/03-$0.01 per share    15,000,000        15,000            --             --        135,000
     Issued for legal/consulting services
     -11/9/03-$0.01 per share                           50,500,000        50,500            --             --        454,500
     Issuable for legal/consulting
     services-12/10/03-$0.012 per share                 11,400,000        11,400            --             --        125,400
     Reclassed from redeemable stock-12/11/03              377,742           378            --             --        377,365
     Amortization of deferred compensation                      --            --            --             --             --
     Amortization of deferred consulting                        --            --            --             --             --
     Net loss, three months ended December 31, 2003             --            --            --             --             --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                           185,335,342   $   185,335            --    $        --    $ 6,695,393
===============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                       During          Total
                                                         Deferred       Deferred     Accumulated     Development    Stockholders'
                                                       Compensation    Consulting      Deficit          Stage        Deficiency
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 2003                         $(1,766,304)   $        --    $(5,048,764)   $        --    $(1,103,882)
     Issuable at 9/30/03                                        --             --             --             --             --
     Issued for compensation-11/9/03-$0.01 per share      (150,000)            --             --             --             --
     Issued for legal/consulting services
     -11/9/03-$0.01 per share                                   --       (405,000)            --             --        100,000
     Issuable for legal/consulting
     services-12/10/03-$0.012 per share                         --             --             --             --        136,800
     Reclassed from redeemable stock-12/11/03                   --             --             --             --        377,742
     Amortization of deferred compensation                 287,446             --             --        287,446
     Amortization of deferred consulting                        --         57,699             --         57,699
     Net loss, three months ended December 31, 2003             --             --             --       (694,940)      (694,940)
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                           $(1,628,858)   $  (347,301)   $(5,048,764)   $  (694,940)   $  (839,135)
==================================================================================================================================

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                      Period From
                                                                                    October 1, 2003
                                                                                     (Incepton) To
                                                              Three Months Ended      December 31,
                                                               2003         2002         2003
                                                             ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Net loss                                                     $(694,940)   $ (41,530)   $(694,940)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
   Depreciation                                                     --        7,800           --
   Accrued debenture liquidated damages                         21,000       21,000
   Stock issued for legal services                             212,800           --      212,800
   Stock issued for consulting services                         24,000           --       24,000
   Amortization of deferred compensation                       287,446           --      287,446
   Amortization of deferred consulting                          57,699           --       57,699
   Changes in operating assets and liabilities:                                               --
      Increase in accounts receivable - trade                     (548)          --         (548)
      Increase (decrease) in bank overdrafts                       890       (3,286)         890
      Decrease in accounts payable - trade                          --       (9,000)          --
      Increase in accrued compensation
      - related party                                           12,500            0            0
      Increase in accrued interest                               5,176        2,597        5,176
      Increase in other current liabilities                     26,500           --       26,500
      Increase (decrease) in payroll taxes payable              58,919       (5,000)      58,919
      Increase in judgment payable                               1,058        1,120        1,058
                                                             ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $       0    $ (34,799)   $       0
                                                             =========    =========    =========

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES

Cash advances from (to) stockholders, and accrued interest   $      --    $  44,505    $      --
Purchase of property and equipment                                  --       (3,575)          --
                                                             ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --       40,930           --

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES               --           --           --
                                                             ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 --           --

NET INCREASE  IN CASH                                               --        6,131           --

CASH AT BEGINNING OF PERIOD                                         --           --           --
                                                             ---------    ---------    ---------

CASH AT END OF PERIOD                                        $      --    $   6,131    $      --
                                                             =========    =========    =========

CASH INTEREST PAID                                           $      --    $      --    $      --
                                                             ---------    ---------    ---------

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


1.  HISTORY AND NATURE OF BUSINESS

Nannaco, Inc. ("Nannaco", "the Company", "we", "us") is a publicly traded company that previously provided surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well as to owners of historical buildings. The Company has operated under the trade name Surface Pro in order to relate to its previous principal business activity, since the Nannaco name did not indicate the type of business. The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations.

Until September 30, 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations and the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy that committed to the disposal of its current business and to seek a merger/acquisition transaction with a company having better financial resources and/or act as a holding company for newly developed businesses. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve it financial position.

In December 2003 and January 2004, the Company issued several announcements related to the change in business. The Company has moved to a new line of business as a consultant and advisor to customers and continues to seek a merger/acquisition candidate. The Company will be treated as a development stage company, effective October 1, 2003. Activities during the new development stage include restructuring the Company and entering into contracts to provide consulting services to customers.

In January 2004, the Company formed a new wholly owned subsidiary named American Qualified Financial Services, Inc. ("AQFS"). AQFS is a Texas Corporation and will be utilized by the Company to market the reinsurance of debt securities primarily to qualified benefit plans.

2.  GOING CONCERN

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at December 31, 2003. In addition, we are in default under our convertible debenture agreements. We had net losses of $694,940 for the three months ended December 31, 2003 and $41,530 for the three months ended December 31, 2002. At December 31, 2003, our current liabilities exceeded our current assets by $839,135, our stockholders' deficiency was $839,135, we had an accumulated deficit of $5,048,764 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $694,940.

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

We have substantial current obligations. As of December 31, 2003, we had $840,306 of liabilities as compared to $726,763 as of September 30, 2003. Of the $840,306 outstanding at December 31, 2003, $240,337 is for unpaid federal payroll taxes and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid. The remaining current obligations (which are all past due) include accounts payable of $103,624, judgment payable of $49,937, sales tax payable of $40,801, bank loans of $59,336, loan payable-related party of $42,700 and convertible debentures of $175,000. The Company does not have sufficient cash resources to pay these obligations.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


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

The Company has taken steps to curtail the operating losses for future periods. These steps include the reduction of employees and all categories of operating expenses, where possible. Additionally, as mentioned previously, the Company has adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve its financial position. The Company has moved to a new line of business as a consultant and advisor to customers.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required for a comprehensive presentation of financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the year ending September 30, 2004. These Financial Statements should be read in conjunction with the Financial Statements of Nannaco, Inc., DBA Surface Pro, for the years ended September 30, 2003 and 2002 included in Form 10-KSB

ACCOUNTING ESTIMATES

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2003 resulted from the sale of the Company's previous business strategy products that were phased out in the fourth quarter and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Payment is due upon completion of the work, unless other arrangements are made. Management reviews the customer accounts on a routine basis to determine if an account should be charged off. At December 31, 2003, all accounts receivable are deemed to be collectible in full.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company has no long-lived assets at December 31, 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2003.

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

REVENUE RECOGNITION

The surface services business are recognized when services are completed and collection of the fixed or determinable selling price is reasonably assured.

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 101. Revenue from consulting services will be recognized when services are completed and collectibility is assured, generally upon receipt of payment.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

The following table summarizes the numerator and denominator elements of the basic EPS computations.


                                            THREE MONTHS ENDED DECEMBER 31,
                                               2003               2002
                                           -------------      -------------
          Net loss available to common     $     694,940      $      41,530
                                           =============      =============
          Shares (Denominator)               148,049,073         14,957,600
                                           -------------      -------------
          Loss Per Share                   ($        .01)     ($        .00)
                                           =============      =============


ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of these Financial Statements, we had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

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

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which as an interpretation, defines when and who consolidates a "variable interest entity," or "VIE." This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE. FIN 46 is effective during 2003 depending on when the VIE is created. We do not believe that the adoption of FIN 46 will have a significant impact on our financial position and results of operations.

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

4.  SHORT-TERM DEBT

Our short-term debt at December 31 consisted of the following:

BANK LOANS
     $35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per
       annum, 60 monthly payments of principal and interest ........................     $25,350
     $35,000 bank line of credit, bearing interest at prime plus 1.25% per annum,
       interest payable monthly and line of credit due July 15, 2002 ...............      33,986
                                                                                         -------
                                                                                         $59,336
                                                                                         =======

On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at December 31, 2003. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's President.

At December 31, 2003, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's President.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


LOAN PAYABLE - RELATED PARTY
     Loan payable, dated January through July of 2001, bearing interest at 10% per
       annum and due in July of 2002 .............................................     $42,700
                                                                                       =======


Beginning in January of 2001 and through July of 2001, Mark Triesch, a former director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. As of July 2002, the entire amount was due and payable. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. At December 31, 2003, $12,097 has been accrued as interest in the accompanying balance sheet

CONVERTIBLE DEBENTURES
     $175,000 Convertible Debentures, dated March and April of 2003, bearing
       interest at 6% per annum and due in March and April of 2006 .........     $175,000
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


In March and April of 2003, the Company recognized an immediate $58,333 interest expense and paid-in capital relating to a beneficial conversion feature inherent in the debentures since the debentures were immediately convertible. In connection with the offering, in addition to cash offering costs of $52,900, the Company issued 500,000 of its common shares to the investment bankers. The shares were valued on the grant date at the trading price of $0.03 per share or $12,500. The total offering costs of $65,400 were initially deferred to be amortized over the term of the debentures, however due to a default provision which changed the debentures maturity to due on demand (see below); the $65,400 was fully expensed as of September 30, 2003.


Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded an additional $21,000 of liquidated damages expense and at December 31, 2003, the accrued balance is $31,500 in the accompanying balance sheet.


Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at December 31, 2003.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


5.  STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 200,000,000 shares of our common stock, $0.001 par value per share, of which 185,335,342 were issued and outstanding at December 31, 2003. We are also authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which none was issued and outstanding at December 31, 2003.

ISSUANCES OF COMMON STOCK:

On September 30, 2003, the Company granted 75,000,000 shares to the President as discussed below under deferred compensation. The transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares were classified as common stock issuable in the balance sheet at September 30, 2003. On October 15, 2003, the transfer agent issued these shares and they have been reclassified as common stock at December 31, 2003.

In November 2003, the Company issued 65,500,000 shares of common stock. 15,000,000 of the shares were issued as an annual bonus for the President of the Company and were valued at $0.01 per share, the closing price on the grant date of November 9, 2003 and are being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005 - see Deferred Compensation below. 40,500,000 of the shares were issued for consulting services provided to the Company and were valued at $0.01 per share, the closing share price on the grant date of November 9, 2003 and are being amortized over the one year term of the agreements - see Deferred Compensation below. The remaining 10,000,000 shares were issued for legal services provided to the Company and were valued at $0.01 per share, the closing price on the grant date of November 9, 2003. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $100,000 of legal expense in the accompanying Statements of Operations for the three month period ending December 31, 2003.

In connection with 3,000,000 of the 40,500,000 common shares issued for consulting services as discussed above, the Company on November 17, 2003 committed to issue two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.02 per share and two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.03 per share. As of December 31, 2003, the warrants have not been issued to the consultant. The agreement contains a provision however that the holders of such warrants shall not individually own more than 4.9% of the total shares of the Company's outstanding shares.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


In December 2003, the Company issued 11,400,000 shares of common stock. 9,400,000 of the shares were issued for legal services provided to the Company and were valued at $0.012 per share, the closing share price on the grant date of December 10, 2003. The resulting $112,800 was expensed as legal and professional in the accompanying Statement of Operations at December 31, 2003. The remaining 2,000,000 shares were issued for consulting services provided to the Company and were valued at $0.012 per share, the closing price on the grant date of December 10, 2003. The resulting $24,000 was expensed as consulting in the accompanying Statements of Operations for the three month period ending December 31, 2003.

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

The promissory notes were issued to non-qualified investors and as such, the investors had a right to redeem the purchase price plus accrued interest for a period of three years from the original promissory note date, or through December of 2003 and the Company had classified the transaction as Redeemable Common Stock. As of December 31, 2003, the note holders did not elect to redeem and the Company has reclassified this amount to permanent equity as common stock and additional paid in capital in the Stockholders' Equity section of the balance sheet.

DEFERRED COMPENSATION

On September 30, 2003, the Company authorized the issuance of 75,000,000 shares as compensation for the President in accordance with an amendment to the employment agreement. However, the transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares were classified as common stock issuable in the balance sheet at September 30, 2003. On October 15, 2003, the transfer agent issued these shares and they have been reclassified as common stock at December 31, 2003. Of the 75,000,000 shares, 4,347,826 were issued to settle $50,000 of accrued and unpaid salary for the President through September 30, 2003. In accordance with the amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of September or $0.012 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 70,652,174 shares were valued based upon the closing price on September 30, 2003, or $0.025 per share and the resulting $1,766,304 balance was recorded as Deferred Compensation in the balance sheet at September 30, 2003. The deferred compensation balance is being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005. For the three months ended December 31, 2003, $264,946 was amortized and recorded as compensation in the accompanying Statements of Operations.

On November 9, 2003, the Company authorized the issuance of 15,000,000 shares as compensation for the President in accordance with an amendment to the employment agreement. The shares were valued based upon the closing price on the grant date of November 9, 2003, or $0.01 per share and the resulting $150,000 was recorded as Deferred Compensation. The deferred compensation balance is being amortized over the remaining life of the employment agreement from November 9, 2003 through June 1, 2005. For the three months ended December 31, 2003, $22,500 was amortized and recorded as compensation in the accompanying Statements of Operations.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


DEFERRED CONSULTING

On November 9, 2003, the Company authorized the issuance of 40,500,000 shares for consulting services provided to the Company and was valued at $0.01 per share, the closing share price on the grant date of November 9, 2003 and the resulting $405,000 was recorded as Deferred Compensation. The deferred compensation balance is being amortized over the one year term of the agreements through November 9, 2004 and for the three months ended December 31, 2003; $57,699 was amortized and recorded as consulting expense in the accompanying Statements of Operations.

STOCK BASED COMPENSATION PLANS

On September 29, 2003, the Company adopted a stock based compensation plan for 5,000,000 shares of common stock for which stock options, restricted stock and common stock may be granted from time to time to employees and consultants of the Company in lieu of cash. Under this plan, the Company issued 2,000,000 shares of common stock into escrow for a pending merger. The merger was terminated and the shares were subsequently cancelled. On October 3, 2003, the Company adopted a stock based compensation plan for 10,000,000 shares of common stock for which stock options, restricted stock and common stock may be granted from time to time to employees and consultants of the Company in lieu of cash. Under this plan, the Company issued 9,400,000 shares of common stock into escrow for a pending merger. The merger was terminated and the shares were subsequently cancelled.

OPTIONS

In April 2000, the Company adopted the Nannaco 2000 Stock Option Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the business and development of the Company and its shareholders by affording to the employees, directors and officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the 2000 Plan's terms. The 2000 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock Options under the Plan may be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which the Company had sold its common stock.

The following table summarizes activity related to options:

                                                    NUMBER OF SHARES  WEIGHTED AVERAGE
                                                    ----------------  ----------------
Balance at September 30, 2003 ................           40,000           $ 1.00
  Granted ....................................                0                0
  Exercised ..................................                0                0
  Forfeited ..................................                0                0
                                                         ------           ------
Balance at December 31, 2003 .................           40,000           $ 1.00
                                                         ======           ======


All options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


The terms of options to purchase our common stock are summarized below:

----------------------------OPTIONS OUTSTANDING------------------------------- -------OPTIONS EXERCISABLE------

-------------------------------------------------------------------------------------------------------------------
                                               Weighted
                               Number           Average                             Number         Weighted
                           Outstanding at      Remaining         Weighted       Exercisable at      Average
                            December 31,      Contractual        Average         December 31,      Exercise
Range of Exercise Prices        2003             Life         Exercise Price         2003            Price
------------------------- ----------------- ---------------- ----------------- ----------------- --------------
          $1.00                40,000         1.58 Years           1.00             40,000           $1.00


COMPENSATION EXPENSE FOR OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

Had compensation cost for our stock options not been determined consistent with SFAS 123, the Company's net loss per share would not have changed.


6.  INCOME TAXES

There was no income tax for the three months ended December 31, 2003 and 2002 due to the Company's net loss. The Company's tax expense differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:


                                                       2003
                                                     ---------
Computed "expected" tax expense (benefit)            $(236,280)
Stock based expenses                                   189,701
Change in valuation allowance                           46,579
                                                     ---------
                                                     $      --
                                                     =========


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:


Deferred tax assets

Net operating loss ....................................               $ 909,189
Total deferred tax assets .............................                 909,189
                                                                      ---------
Valuation allowance ...................................                (909,189)
                                                                      ---------
Net deferred tax asset ................................               $      --
                                                                      =========

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $46,579 during the three months ended December 31, 2003 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $2,674,000 and expire in the years through 2023.

As discussed in History and Nature of Business Note 1, the Company has changed its strategy and is moving into a new line of business as of September 30, 2003. As a result of this change, under IRS rules, the net operating loss carry-forwards discussed above will not be allowable.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


7.  LEASE COMMITMENTS

On July 1, 2002, the Company relocated its facility and has a single month to month operating lease agreement for our business office. There is no restriction on our activities concerning dividends, additional debt or further leasing.

Rental expense charged to continuing operations under operating leases for the three months ended December 31, 2003 and 2002 was $1,495 and $717, respectively.


8.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is in litigation with Wyndham Hotel Corporation ("Wyndham") for unpaid charges. On June 14, 2002, Wyndham obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At December 31, 2003, the total amount due is $49,937 (including $7,629 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet.

The Company has not remitted payments under an executed installment agreement with the IRS. As a result of the lack of payments, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.


9.  RELATED PARTY TRANSACTIONS

Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. At December 31, 2003, $12,097 has been accrued as interest in the accompanying balance sheet. On November 9, 2003, this director resigned their position.

At September 30, 2003, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company.

From October through December of 2003, the father of the Company's President advanced $26,500 of funds to the Company and this has been classified as other current liabilities in the accompanying balance sheet at December 31, 2003.


10.  SUBSEQUENT EVENTS

On January 12, 2004, the Company issued 45,000,000 shares of common stock. 35,000,000 of the shares were issued for consulting services provided to the Company and will be valued at $0.026 per share, the closing share price on the grant date of January 12, 2004 and will be amortized over the one year term of the agreements. The remaining 10,000,000 shares were issued for legal services provided to the Company and will be valued at $0.026 per share, the closing price on the grant date of January 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company will expense the entire amount

On January 28, 2004, the Company's Board of Directors approved and recommended shareholder approval to amend the Articles of Incorporation increasing the number of shares of common stock and preferred stock to 500,000,000 and 100,000,000 respectively, and creating a new class of stock entitled "blank check preferred stock".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our annual report on Form 10-KSB for the year ended September 30, 2003.

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

Until September 30, 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations and the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve it financial position. In December 2003 and January 2004, the Company issued several announcements related to the change in business. The Company has moved to a new line of business as a consultant and advisor to customers. Revenue will be recognized when collectibility is assured, generally upon receipt of payment and the Company will be treated as a development stage company, effective October 1, 2003.

OVERVIEW OF COMPANY.

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three months ended December 31, 2003 and 2002, the Company reported net losses of $694,940 and $41,530 respectively.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the three months ended December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during the three months ended December 31, 2003. For these issuances, valuation was determined based upon the stock closing price on the date of grant.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $46,579 during the three months ended December 31, 2003 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $2,674,000 and expire in the years through 2023.

As discussed previously, the Company has changed its strategy and is moving into a new line of business. As a result of this change, and IRS rules, the net operating loss carry-forwards discussed above will not be allowable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002


                                                         Three Months Ended
                                                             December 31,
                                                        2003             2002
                                                     ---------        ---------
REVENUES                                             $  15,577        $   3,322
COST OF REVENUES                                        13,133            8,534
                                                     ---------        ---------
GROSS PROFIT                                             2,444           (5,212)

OPERATING EXPENSES:

Selling, general and administrative                     17,210            9,956
Compensation                                           346,365           12,500
Consulting                                              88,499               --
Penalties                                                   --            1,062
Legal and professional                                 215,300            2,000
Debenture liquidated damages                            21,000               --
Rent                                                     1,495              717
Travel and entertainment                                 1,281               15
Depreciation                                                --            7,800
                                                     ---------        ---------
TOTAL OPERATING EXPENSES                               691,150           34,050
                                                     ---------        ---------

LOSS FROM OPERATIONS                                  (688,706)         (39,262)

OTHER EXPENSE:

Interest expense                                        (6,234)          (2,268)
                                                     ---------        ---------
TOTAL OTHER EXPENSE                                     (6,234)          (2,268)
                                                     ---------        ---------

NET LOSS                                             $(694,940)       $ (41,530)
                                                     =========        =========

NET LOSS PER SHARE - BASIC AND DILUTED               $   (0.01)       $      --
                                                     =========        =========


Revenue:

Operating revenue increased $12,255, or 369%, to $15,577 for the three months ended December 31, 2003 from $3,322 for the three months ended December 31, 2002. Even though there was an increase, the total amount of revenue is insignificant as a result of the Company making the decision to exit the current line of business and to focus on being a consultant and advisor to customers.

Cost of Sales:

Cost of sales decreased $4,599, or 54%, to $13,133 for the three months ended December 31, 2003 from $8,534 for the three months ended December 31, 2002. Even though there was an increase, the total amount of revenue is insignificant as a result of the Company making the decision to exit the current line of business and to focus on being a consultant and advisor to customers.

Operating Expenses:

Operating expenses increased $657,100, or 1,930%, to $691,150 for the three months ended December 31, 2003 from $34,050 for the three months ended December 31, 2002. The increase was primarily the result of a $333,865 increase in compensation, a $88,499 increase in consulting, and a $213,300 increase in legal and professional. The increase in compensation, consulting and legal and professional was primarily the result of the issuance of stock for compensation and services.

Other Expense:

Other expense increased $3,966, or 175% to $6,234 for the three months ended December 31, 2003 from $2,268 for the three months ended December 31, 2002. The increase was primarily due to accrued interest for indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0 at December 31, 2003 as compared to $0 at September 30, 2003, and working capital deficit was $839,135 at December 31, 2003 as compared to $726,139 at September 30, 2002. The increase in the working capital deficit is primarily due to the fact of increases in accrued interest, other current liabilities, accrued debenture liquidated damages, payroll taxes payable and judgment payable.

Operating Activities: Net cash provided by operating activities was $0 for the three months ended December 31, 2003 while cash that was used in operating activities was $34,799 for the three months ended December 31, 2002. The increase in cash provided by operations resulted primarily due to the fact of increases in accrued interest, other current liabilities, accrued debenture liquidated damages, payroll taxes payable and judgment payable.

Investing Activities: There were no investing cash flow activities for the three months ended December 31, 2003 while cash that was provided by investing activities was $40,930 for the three months ended December 31, 2002. The decrease in cash provided from investing activities resulted primarily from a decrease of $44,505 in cash advances to shareholders.

Financing Activities: There were no financing cash flow activities for the three months ended December 31, 2003 and 2002.

SHORT-TERM DEBT

We are highly leveraged. At December 31, 2003, our current liabilities exceeded our current assets by $839,135, our stockholders' deficiency was $839,135 we had an accumulated deficit of $5,048,764 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $694,940. The following table is a summary of our short-term debt as of December 31, 2003:

                                                                                             BALANCE AT
                                                                                          DECEMBER 31, 2003
Bank Loans
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per annum, 60
  monthly payments of principal and interest ............................................     $25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum, interest
  payable monthly and line of credit due July 15, 2002 ..................................      33,986
                                                                                              -------
                                                                                              $59,336
                                                                                              =======


On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at December 31, 2003. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's President.

At December 31, 2003, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's President.

Loan Payable - Related Party
Loan payable, dated January through July of 2001, bearing interest at 10% per annum and
  due in July of 2002 .................................................................     $42,700
                                                                                           ========


Beginning in January of 2001 and through July of 2001, Mark Triesch, a former director Of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. As of July 2002, the entire amount was due and payable. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. At December 31, 2003, $12,097 has been accrued as interest in the accompanying balance sheet

Convertible Debentures
$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6%
  per annum and due in March and April of 2006 .......................................     $175,000
                                                                                           ========

TOTAL SHORT-TERM DEBT                                                                      $277,036
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


In March and April of 2003, the Company recognized an immediate $58,333 interest expense and paid-in capital relating to a beneficial conversion feature inherent in the debentures since the debentures were immediately convertible. In connection with the offering, in addition to cash offering costs of $52,900, the Company issued 500,000 of its common shares to the investment bankers. The shares were valued on the issuance date at the trading price of $0.03 per share or $12,500. The total offering costs of $65,400 were initially deferred to be amortized over the term of the debentures, however due to a default provision which changed the debentures maturity to due on demand (see below), the $65,400 was fully expensed as of September 30, 2003.

Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded an additional $21,000 of liquidated damages expense and at December 31, 2003, the accrued balance is $31,500.


Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at December 31, 2003.

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

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of December 31, 2003, our contractual obligations and commitments by type and period:


                                                       PAYMENTS DUE BY PERIOD

                                                LESS THAN 1
CONTRACTUAL OBLIGATIONS               TOTAL         YEAR       1-3 YEARS   4-5 YEARS  AFTER 5 YEARS
-----------------------               -----     -----------    ---------   ---------  -------------
Short-Term Debt:                           --           --                                     --
Bank Loans ...................         59,336       59,336           --           --           --
Loan Payable-Related Party ...         42,700       42,700           --           --           --
Convertible Debentures .......        175,000      175,000           --           --           --
                                     --------     --------     --------     --------     --------
Total Short-Term Debt ........       $277,036     $277,036     $     --           --           --
                                     ========     ========     ========     ========     ========

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


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On or around December 27, 2001, Wyndham Hotel Corporation ("Wyndham") filed a complaint, cause # 2001CI14150, against the Company in the 407th District Court for Bexar County, Texas, for unpaid charges in connection with meals and lodging during a convention sponsorship. On June 14, 2002, Wyndham obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At December 31, 2003, the total amount due is $49,937 (including $7,629 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet.

ITEM 2. CHANGES IN SECURITIES

The following securities were issued pursuant to Section 4(2) of the Securities Act of 1933 for the period ended December 31, 2003:

On September 30, 2003, the Company granted 75,000,000 shares to the President. The transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares were classified as common stock issuable in the balance sheet at September 30, 2003. On October 15, 2003, the transfer agent issued these shares and they have been reclassified as common stock at December 31, 2003.

In November 2003, the Company issued 65,500,000 shares of common stock. 15,000,000 of the shares were issued as an annual bonus for the President of the Company and were valued at $0.01 per share, the closing price on the grant date of November 9, 2003 and are being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005.

The Company on November 17, 2003 committed to issue two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.02 per share and two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.03 per share. As of December 31, 2003, the warrants have not been issued to the consultant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the months of March and April 2003, certain investors purchased $175,000 worth of convertible debentures from the Company (the "Debentures").

Pursuant to section 2(a)(i) of the Registration Rights Agreements (The Registration Rights Agreement is Exhibit B to the Securities Purchase Agreement, the definitive document outlining the terms and conditions of the parties in connection with the purchase of a Convertible Debenture. The Debenture is Exhibit A to the Securities Purchase Agreement.) executed by the Debenture Holders and the Company, the Company is required to file a registration statement no later than ten (10) days following the "Final Closing Date" (the "Registration Statement"), for purposes of registering the shares of common stock into which the Debentures convert (the "Debenture Shares"). Pursuant to section 2(b)(iii) of the Registration Rights Agreements, in the event the Company is in default of the provisions of section 2(b)(i) (requiring filing of a registration statement by the "Required Filing Date" set forth in section 2(a)(i)) ("Default"), the Company must pay the Debenture Holders (a) a cash amount equal to Two Percent (2%) per month of the outstanding principal amount of the Debentures, and (b) another Two Percent (2%) per month of the outstanding principal amount of the Debentures for each subsequent month after a Default until section 2(b)(i) is complied with.

In lieu of making cash payments to the Debenture Holders as a result of the Default, the Company has offered to issue 1,750,000 shares of its common stock to the Debenture Holders (the "Penalty Shares"). The Company is awaiting a response from the Debenture Holders as to whether they will accept the offer.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

(b) Reports on Form 8-K.

During the period ended December 31, 2003, the Company filed the following reports on Form 8-K:

------------------------------------------- ------------------------------------
Date of Event Reported                      Items Reported
------------------------------------------- ------------------------------------
11.18.03                                    Items 1, 2 and 7
------------------------------------------- ------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE                         TITLE                            DATE
                                                                            February 23, 2004
                                           Principal Executive Officer,
                                           Principal Financial Officer,
  /s/ Andrew DeVries                       Sole Director
---------------------------------
Andrew DeVries