Form 10QSB
period 2004-03-31
NANNACO INC
filed 2004-05-24
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                           Commission File #333-44188

                                  NANNACO, INC.

        (Exact name of small business issuer as specified in its charter)

                                      TEXAS

         (State or other jurisdiction of incorporation or organization)

                                   74-2891747

                      (IRS Employer Identification Number)

                   7235 North Creek Loop, Gig Harbor, WA 98335
               (Address of principal executive offices)(Zip Code)

                                 (253) 853-3632
                (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|   No   |_|

The number of shares outstanding of the Company's common stock outstanding on March 31, 2004: 347,085,342

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

Balance Sheet at March 31, 2004

Statements of Operations for the three and six months ended March 31, 2004 and 2003

Statements of Changes in Stockholders' Deficiency for the six months ended March 31, 2004

Statements of Cash Flows for the six months ended March  31, 2004 and 2003

Notes to Financial Statements

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004

                                     ASSETS



CURRENT ASSETS
Cash and cash equivalents                            $              -
Accounts receivable                                                 -
                                                     ----------------
Total current assets                                 $              -
                                                     ================

                                   LIABILITIES

CURRENT LIABILITIES
Convertible debentures                               $        175,000
Bank loans                                                     59,336
Bank overdrafts                                                     -
Accounts payable - trade                                      124,468
Accrued compensation, related party                            25,092
Accrued interest                                               47,790
Due to consultants                                              8,750
Other current liabilities                                      33,535
Accrued debenture liquidated damages                                -
Payroll taxes payable                                         246,427
Sales taxes payable                                            40,801
Judgment payable                                               50,995
Loan payable - related party                                   42,700
                                                     ----------------
                                                                    -
TOTAL CURRENT LIABILITIES                            $        854,894
                                                     ================



    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (Continued)
                                   (Unaudited)
                                 MARCH 31, 2004

                            STOCKHOLDERS' DEFICIENCY




COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIENCY
Common stock, $1.00 par value, 1,000 shares authorized:
Issued - none issued and outstanding                                          -

Preferred stock, $0.001 par value, 100,000,000 shares authorized
Issued - none issued and outstanding                                          -

Common stock, $0.001 par value, 500,000,000 shares authorized:
Issued - 347,085,342 issued and outstanding                             347,085

Common stock issuable, $0.001 par value, 5,000,000 shares                 5,000

Additional paid in capital                                            9,433,643

Accumulated deficit through September 30, 2003                       (5,048,764)

Deficit accumulated during development stage                         (4,974,183)
                                                                    ------------
                                                                       (237,219)

Less: Deferred compensation                                             (47,917)
Less: Deferred consulting                                              (569,758)
                                                                    ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (854,894)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                               $ -
                                                                    ============


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Period From
                                                                                                           October 1, 2003
                                                                                                             (Incepton of
                                                Six Months Ended                    Three Months Ended     Development Stage)
                                                    March 31,                           March 31,             To March 31,
                                             2004             2003               2004            2003            2004
                                      --------------------------------------------------------------------------------------
REVENUES                              $       15,577      $     34,225       $      --       $      30,903     $      15,577
COST OF REVENUES                              16,848            17,613             3,715             9,079            16,848
                                      --------------------------------------------------------------------------------------
GROSS LOSS                                    (1,271)           16,612            (3,715)           21,824            (1,271

OPERATING EXPENSES:
Selling, general and administrative           15,217            26,228            (1,994)           16,272            15,217
Compensation and payroll taxes             1,983,397            25,000         1,637,032            12,500         1,983,397
Consulting                                 1,946,042               700         1,857,543               700         1,946,042
Penalties                                          3             1,062                 3              --                   3
Legal and professional                       984,894            18,810           769,594            16,810           984,894
Debenture liquidated damages                  24,500              --               3,500              --              24,500
Rent                                           1,495             3,648              --               2,931             1,495
Travel and entertainment                       3,726               215             2,445               200             3,726
Bad debt expense                               1,171              --               1,171              --               1,171
Depreciation                                    --              15,600              --               7,800              --
                                      --------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                   4,960,445            91,263         4,269,295            57,213         4,960,445
                                      --------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                      (4,961,716)          (74,651)       (4,273,009)          (35,389)       (4,961,716)

OTHER EXPENSE:
Interest expense, net                        (12,467)           (4,432)           (6,234)           (2,164)          (12,467)
                                      --------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                          (12,467)           (4,432)           (6,234)           (2,164)          (12,467)
                                      --------------------------------------------------------------------------------------


NET LOSS                              $   (4,974,183)     $    (79,083)       (4,279,244)    $     (37,553)    $  (4,974,183)
                                      ======================================================================================

NET LOSS PER SHARE -
BASIC AND DILUTED                     $        (0.03)     $      (0.01)      $    ( 0.02)    $        --
                                      ======================================================================

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)
                         SIX MONTHS ENDED MARCH 31, 2004


                                                                                                  Common Stock
                                                                      Common Stock                  Issuable              Additional
                                                                --------------------------------------------------         Paid-In
                                                                    Shares        Amount       Shares      Amount          Capital
                                                                -------------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 2003                                   33,057,600  $    33,058   75,000,000   $    75,000    $ 5,603,128

 Issuable at 9/30/03                                             75,000,000       75,000  (75,000,000)      (75,000)          --
 Issued for compensation-11/9/03-$0.01 per share                 15,000,000       15,000         --            --          135,000
 Issued for legal/consulting services-11/9/03-$0.01 per share    50,500,000       50,500         --            --          454,500
 Issued for legal/consulting services-12/10/03-$0.012 per share  11,400,000       11,400         --            --          125,400
 Reclassed from redeemable stock-12/11/03                           377,742          377         --            --          377,365
 Issued for legal/consulting services-1/12/04-$0.026 per share   45,000,000       45,000         --            --        1,125,000
 Issued for legal/consulting services-2/25/04-$0.02 per share    50,000,000       50,000         --            --          950,000
 Issued for debenture liquidated damages-3/4/04-$0.02 per share   1,750,000        1,750         --            --           33,250
 Issued for legal/consulting services-3/15/04-$0.01 per share    60,000,000       60,000         --            --          540,000
 Issuable for consulting services-3/15/04-$0.01 per share              --           --      5,000,000         5,000         45,000
 Issued for compensation-3/15/04-$0.01 per share                  5,000,000        5,000         --            --           45,000
 Amortization of deferred compensation                                 --           --           --            --             --
 Amortization of deferred consulting                                   --           --           --            --             --
 Net loss, six months ended March 31, 2004                             --           --           --            --             --
                                                                -------------------------------------------------------------------
BALANCE AT MARCH 31, 2004                                       347,085,342  $   347,085    5,000,000   $     5,000    $ 9,433,643
                                                                ===================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                                           During         Total
                                                                   Deferred      Deferred   Accumulated  Development   Stockholdrs'
                                                                 Compensation   Consulting    Deficit       Stage       Deficiency
                                                                -------------------------------------------------------------------
BALANCE AT  SEPTEMBER 30, 2003                                  $(1,766,304)  $     --    $(5,048,764)  $      --       $(1,103,882)

 Issuable at 9/30/03                                                   --           --           --            --            --
 Issued for compensation-11/9/03-$0.01 per share                   (150,000)        --           --            --            --
 Issued for legal/consulting services-11/9/03-$0.01 per share          --       (405,000)        --            --           100,000
 Issued for legal/consulting services-12/10/03-$0.012 per share        --           --           --            --           136,800
 Reclassed from redeemable stock-12/11/03                              --           --           --            --           377,742
 Issued for legal/consulting services-1/12/04-$0.026 per share         --           --           --            --         1,170,000
 Issued for legal/consulting services-2/25/04-$0.02 per share          --       (100,000)        --            --           900,000
 Issued for debenture liquidated damages-3/4/04-$0.02 per share        --           --           --            --            35,000
 Issued for legal/consulting services-3/15/04-$0.01 per share          --       (450,000)        --            --           150,000
 Issuable for consulting services-3/15/04-$0.01 per share              --        (50,000)        --            --            --
 Issued for compensation-3/15/04-$0.01 per share                    (50,000)        --           --            --            --
 Amortization of deferred compensation                            1,918,387         --           --                       1,918,387
 Amortization of deferred consulting                                   --        435,241         --                         435,241
 Net loss, six months ended March 31, 2004                             --            --          --      (4,974,183)     (4,974,183
                                                                -------------------------------------------------------------------
BALANCE AT MARCH 31, 2004                                       $   (47,917) $  (569,759) $(5,048,764)  $(4,974,183)    $  (854,894)
                                                                ===================================================================



    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Period From
                                                                                                            October 1, 2003
                                                                                                             (Incepton of
                                                                         Six Months Ended                  Development Stage)
                                                                              March 31,                       To March 31,
                                                                  2004                      2003                 2004
                                                           ----------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (4,974,183)            $   (79,083)          $ (4,974,183)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation                                                      -                     15,600                      -
   Bad debt expense                                                 1,171                     -                    1,171
   Stock issued for legal services                                952,800                     -                  952,800
   Stock issued for consulting services                         1,504,000                     -                1,504,000
   Debenture liquidated damages                                    24,500                     -                   24,500
   Amortization of deferred compensation                        1,918,387                     -                1,918,387
   Amortization of deferred consulting                            435,241                     -                  435,241
   Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                        (548)                 (5,611)                  (548)
      Increase in accounts receivable - employee                     -                     (7,459)                    -
      Decrease in bank overdrafts                                  (1,976)                 (3,286)                (1,976)
      Increase in accounts payable - trade                         20,845                   6,000                 20,845
      Increase in accrued compensation - related party               -                     12,500                     -
      Increase in accrued interest receivable                        -                     (2,868)                    -
      Increase in accrued interest payable                         10,353                   4,095                 10,353
      Increase in due to consultants                                8,750                     -                    8,750
      Increase in other current liabilities                        33,535                     -                   33,535
      Increase (decrease) in payroll taxes payable                 65,010                  (5,000)                65,010
      Increase in judgment payable                                  2,115                   3,206                  2,115
                                                           ----------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                       $           0             $   (61,906)          $          0
                                                           ================================================================

CASH FLOW FROM INVESTING ACTIVITIES
Cash advances from (to) stockholders                        $        -                $    50,000                     -
Purchase of property and equipment                                   -                     (4,575)                    -
                                                           ---------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            -                     45,425                     -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                     -                    104,750                     -
                                                           ---------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            -                    104,750                     -

NET INCREASE  IN CASH                                                -                     88,269                     -
CASH AT BEGINNING OF PERIOD                                          -                        -                       -
                                                           ----------------------------------------------------------------
CASH AT END OF PERIOD                                       $        -                $    88,269                     -
                                                           ================================================================
CASH INTEREST PAID                                          $        -                $       -               $       -
                                                           ================================================================

Suppplemental disclosure of non-cash transactions:
Stock issued for debenture liquidated damages               $      35,000             $       -               $   35,000
                                                           ================================================================


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


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

In December 2003 and January 2004, the Company issued several announcements related to the change in business. The Company initially moved to a new line of business as a consultant and advisor to customers but ceased that strategy in February 2004 and continues to seek a merger/acquisition candidate. The Company is treated as a development stage company, effective October 1, 2003. Activities during the new development stage have primarily been the restructuring of the Company and in March 2004, the Company's CEO resigned and was replaced by a new CEO. Additional, in March 2004, the Company announced they had signed a letter of intent to acquire Red Alert Group, Inc., a company specializing in homeland and global security. The Company anticipates that upon the successful completion of the announced acquisition, the name of the Company will be changed to Red Alert Group, Inc. and will apply to obtain a new stock ticker symbol.

2.    GOING CONCERN

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at March 31, 2004. We had a net loss of $4,974,183 for the six months ended March 31, 2004, and at March 31, 2004, we had no assets and our current liabilities were $854,894, our stockholders' deficiency was $854,894, we had an accumulated deficit of $5,048,764 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $4,974,183.

We have substantial current obligations. As of March 31, 2004, we had no assets, $854,894 of liabilities and we were not operating and had no customers. Of the $854,894 outstanding at March 31, 2004, $246,427 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid. The remaining current obligations (which are all past due) include accounts payable of $124,468, judgment payable of $50,995, sales tax payable of $40,801, bank loans of $59,336, loan payable-related party of $42,700 and convertible debentures of $175,000. The Company does not have sufficient cash resources to pay these obligations.

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

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

The Company has taken steps to curtail the operating losses for future periods. These steps include the reduction of employees and all categories of operating expenses, where possible. Additionally, as mentioned previously, the Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve its financial position.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required for a comprehensive presentation of financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months and three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending September 30, 2004. These Financial Statements should be read in conjunction with the audited Financial Statements of Nannaco, Inc., DBA Surface Pro, for the years ended September 30, 2003 and 2002 included in Form 10-KSB

ACCOUNTING ESTIMATES

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company has no long-lived assets at March 31, 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at March 31, 2004.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenues from the surface services business were recognized when services were completed and

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


collection of the fixed or determinable selling price was reasonable assured. There has been no revenue to date from consulting services and this business has been abandoned.

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

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                   SIX MONTHS ENDED MARCH 31,       THREE MONTHS ENDED MARCH 31,
                                 -----------------------------     -----------------------------
                                     2004             2003             2004             2003
                                 ------------     ------------     ------------     ------------
Net loss available to common     $  4,974,183     $     79,083     $  4,279,244     $     37,553
                                 ============     ============     ============     ============
Weighted average number of
common shares outstanding
(Denominator)                     200,631,096       14,957,600      253,213,120       14,957,600
                                 ------------     ------------     ------------     ------------
Loss Per Share                   $        .01     $        .02     $        .00     $        .03
                                 ============     ============     ============     ============


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

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


The adoption of FAS 150 did not have a significant impact on our financial position and results of operations.

4.    SHORT-TERM DEBT

Our short-term debt at March 31 consisted of the following:

BANK LOANS

$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per
  annum, 60 monthly payments of principal and interest..........................      $   25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum,
  interest payable monthly and line of credit due July 15, 2002.................          33,986
                                                                                      ----------
                                                                                      $   59,336

On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at March 31, 2004. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former President.

At March 31, 2004, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

LOAN PAYABLE - RELATED PARTY

Loan payable, dated January through July of 2001, bearing interest at 10% per
  annum and due in July of 2002.................................................      $  42,700
                                                                                      =========

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


Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded $21,000 of liquidated damages expense and recorded an additional $3,500 of liquidated damages expense for the three months ended march 31, 2004, resulting in an accrued balance of $35,000. In March 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 1,750,000 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. Accordingly, at March 31, 2004, there is no remaining accrued liquidated damages balance in the accompanying balance sheet. (See Subsequent Events Note).


Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at March 31, 2004.

5.    STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 500,000,000 shares of our common stock, $0.001 par value per share, of which 347,085,342 were issued and outstanding at March 31, 2004. We are also authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, of which none was issued and outstanding at March 31, 2004.

ISSUANCES OF COMMON STOCK:

On September 30, 2003, the Company granted 75,000,000 shares to the President as discussed below under deferred compensation. The transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares were classified as common stock issuable in the balance sheet at September 30, 2003. On October 15, 2003, the transfer agent issued these shares and they have been properly reclassified as common stock in 2004.

In November 2003, the Company issued 65,500,000 shares of common stock. 15,000,000 of the shares were issued as an annual bonus for the President of the Company and were valued at $0.01 per share, the closing price on the grant date of November 9, 2003 and are being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005 - see Deferred Compensation below. 40,500,000 of the shares were issued for consulting services provided to the Company and were valued at $0.01 per share, the closing share price on the grant date of November 9, 2003 and are being amortized over the one year term of the agreements - see Deferred Consulting below. The remaining 10,000,000 shares were issued for legal services provided to the Company and were valued at $0.01 per share, the closing price on the grant date of November 9, 2003. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $100,000 of legal expense in the accompanying Statements of Operations.

In connection with 3,000,000 of the 40,500,000 common shares issued for consulting services as discussed above, the Company on November 17, 2003 committed to issue two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.02 per share and two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.03 per share. As of March 31, 2004, the warrants have not been issued to the consultant. The agreement contains a provision however that the holders of such warrants shall not individually own more than 4.9% of the total shares of the Company's outstanding shares.

In December 2003, the Company issued 11,400,000 shares of common stock. 9,400,000 of the shares were issued for legal services provided to the Company and were valued at $0.012 per share, the closing share price on the grant date of December 10, 2003. The resulting $112,800 was expensed as legal and professional in the accompanying Statement of Operations. The remaining 2,000,000 shares were issued for consulting services provided to the Company and were valued at $0.012 per share, the closing price on the grant date of December 10, 2003. The resulting $24,000 was expensed as consulting in the accompanying Statements of Operations.

In December 2000, the Company received $345,500 of proceeds from the issuance of ten percent (10%) convertible promissory notes to investors. The note holders had the option of converting the principal and accrued interest into the

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


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

In January 2004, the Company issued 45,000,000 shares of common stock. 30,000,000 of the shares were issued for consulting services provided to the Company and were valued at $0.026 per share, the closing share price on the grant date of January 12, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 40,500,000 shares (see Deferred Consulting below) and this issuance of shares was subsequently modified as discussed below. Accordingly, due to the subsequent modifications discussed below, the Company has expensed the entire amount of the 30,000,000 shares issued and recorded $780,000 of consulting expense in the accompanying Statement of Operations as the services were deemed completed. The remaining 15,000,000 shares of the 45,000,000 shares issued were for legal services provided to the Company and were valued at $0.026 per share, the closing price on the grant date of January 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $390,000 of legal expense in the accompanying Statements of Operations.

In February 2004, the Company issued 50,000,000 shares of common stock. 35,000,000 of the shares were issued for consulting services provided to the Company and were valued at $0.02 per share, the closing share price on the grant date of February 25, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 40,500,000 shares (see Deferred Consulting below) and the January 2004, 30,000,000 share issuance discussed above. Accordingly, the Company has expensed the entire amount of the 35,000,000 shares issued and recorded $700,000 of consulting expense in the accompanying Statement of Operations. 10,000,000 shares of the 35,000,000 shares issued were for legal services provided to the Company and were valued at $0.02 per share, the closing price on the grant date of February 25, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $200,000 of legal expense in the accompanying Statements of Operations. The remaining 5,000,000 shares of the 35,000,000 shares issued were for new consulting services and were valued at $0.02 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement - see Deferred Consulting below.

In March 2004, the Company issued 65,000,000 shares of common stock (See Common Stock Issuable below). 5,000,000 of the shares were issued as compensation for the new CEO of the Company and were valued at $0.01 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 45,000,000 of the 65,000,000 shares issued were for consulting services provided to the Company and were valued at $0.01 per share, the closing share price on the grant date of March 15, 2004. These shares were issued as the last modification of the terms related to the November 9, 2003 issuance of 40,500,000 shares (see Deferred Consulting below) and additional shares issued as discussed above. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of March 15, 2004 through March 15, 2005 - see Deferred Consulting below. 15,000,000 shares of the 65,000,000 shares issued were for legal services provided to the Company and were valued at $0.01 per share, the closing price on the grant date of March 15, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statements of Operations.

COMMON STOCK ISSUABLE:

In March 2004, the Company issued 65,000,000 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 70,000,000 shares of common stock should have been issued. The 5,000,000 shares are for new consulting services and the Company has recorded the 5,000,000 shares as common stock issuable in the accompanying Financial Statements as of March 31, 2004. The shares were valued at $0.01 per share, the closing price on the date of grant of the 65,000,000 shares discussed above and is being

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


amortized over the term of the agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded $50,000 of Deferred Consulting - see Deferred Consulting.

DEFERRED COMPENSATION

On September 30, 2003, the Company authorized the issuance of 75,000,000 shares of common stock as compensation for the former President in accordance with an amendment to the employment agreement. However, the transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares were classified as common stock issuable in the balance sheet at September 30, 2003. On October 15, 2003, the transfer agent issued these shares and they have been properly reclassified as common stock in 2004. Of the 75,000,000 shares, 4,347,826 were issued to settle $50,000 of accrued and unpaid salary for the former President through September 30, 2003. In accordance with the amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of September or $0.012 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 70,652,174 shares were valued based upon the closing price on September 30, 2003, or $0.025 per share and the resulting $1,766,304 balance was recorded as Deferred Compensation in the balance sheet at September 30, 2003. The deferred compensation balance is being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005. For the three months ended December 31, 2003, $264,946 was amortized and recorded as compensation in the accompanying Statements of Operations.

On November 9, 2003, the Company authorized the issuance of 15,000,000 shares of common stock as compensation for the former President in accordance with an amendment to the employment agreement. The shares were valued based upon the closing price on the grant date of November 9, 2003, or $0.01 per share and the resulting $150,000 was recorded as Deferred Compensation. The deferred compensation balance is being amortized over the remaining life of the employment agreement from November 9, 2003 through June 1, 2005. For the three months ended December 31, 2003, $22,500 was amortized and recorded as compensation in the accompanying Statements of Operations.

On March 15, 2004, the President of the Company resigned from his position. Accordingly, the Company has expensed the remaining balance of the deferred compensation for the two issuances discussed above and recorded $1,628,858 of compensation in the accompanying Statement of Operations.

On March 15, 2004, the Company authorized the issuance of 5,000,000 shares were issued as compensation for the new CEO of the Company. The shares were valued at $0.01 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $50,000 on the grant date of March 15, 2004 and $2,083 of the balance was amortized and recorded as compensation in the accompanying Statement of Operations.

DEFERRED CONSULTING

On November 9, 2003, the Company authorized the issuance of 40,500,000 shares of common stock for consulting services provided to the Company and was valued at $0.01 per share, the closing share price on the grant date of November 9, 2003 and the resulting $405,000 was recorded as Deferred Compensation. The deferred compensation balance is being amortized over the one year term of the agreements through November 9, 2004 and for the three months ended December 31, 2003, $57,699 was amortized and recorded as consulting expense in the accompanying Statements of Operations. As a result of the issuance of additional shares to the consultants as discussed below, the entire remaining Deferred Consulting balance in the amount of $347,301 was expensed by the Company and recorded as consulting expense in the accompanying Statement of Operations as of March 31, 2004.

In February 2004, the Company issued 5,000,000 shares of common stock for new consulting services. The shares were valued at $0.02 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement. Accordingly, the Company recorded $100,000 of Deferred Consulting on the grant date of February 25, 2004 and $9,409 of the balance was amortized and recorded as consulting expense in the accompanying Statement of Operations.

In March 2004, the Company issued 45,000,000 shares of common stock for consulting services as a modification of the November 9, 2003 and subsequent issuances as discussed previously under Issuances of Common Stock. The shares were valued at $0.01 per share, the closing share price on the grant date of March 15, 2004 and are being amortized over the one year term of the agreement from the grant date of March 15, 2004. Accordingly, the Company recorded

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


$450,000 of Deferred Consulting on the grant date of March 15, 2004 and $18,750 of the balance was amortized and recorded as consulting expense in the accompanying Statement of Operations.

In March 2004, the Company issued 65,000,000 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 70,000,000 shares of common stock should have been issued. The 5,000,000 shares are for new consulting services and the Company has recorded the 5,000,000 shares as common stock issuable in the accompanying Financial Statements as of March 31, 2004 - see Common Stock Issuable. The shares were valued at $0.01 per share, the closing price on the date of grant of the 65,000,000 shares discussed above and is being amortized over the term of the agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company recorded $50,000 of Deferred Consulting on the grant date of March 15, 2004 and $2,083 of the balance was amortized and recorded as consulting expense in the accompanying Statement of Operations.

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

The following table summarizes activity related to options:

                                                          NUMBER OF SHARES            WEIGHTED AVERAGE
                                                          ----------------            ----------------
Balance at September 30, 2003..........................        40,000                       $1.00
  Granted..............................................             0                           0
  Exercised............................................             0                           0
  Forfeited............................................             0                           0
                                                           ----------                    --------
Balance at March 31, 2004..............................        40,000                       $1.00
                                                           ==========                    ========


All options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of options to purchase our common stock are summarized below:

----------------------------OPTIONS OUTSTANDING---------------------------------  ------OPTIONS EXERCISABLE----

---------------------------------------------------------------------------------------------------------------
                                               Weighted
                                                Average                            Number
                               Number          Remaining         Weighted       Exercisable       Weighted
                           Outstanding at     Contractual        Average        at March 31,       Average
Range of Exercise Prices   March 31, 2003         Life        Exercise Price        2003       Exercise Price
------------------------- ----------------- ---------------- ----------------- --------------- ----------------
          $1.00                40,000         1.58 Years           1.00            40,000           $1.00
          =====                ======         ==========           ====            ======           =====

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


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

The Company is in litigation with Wyndham Hotel Corporation ("Wyndham") for unpaid charges. On June 14, 2002, Wyndham obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At March 31, 2004, the total amount due is $50,995 (including $8,686 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet.

The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At March 31, 2004, the Company has recorded the total amount due (including accrued interest and penalties) for the unpaid Federal payroll taxes as $246,427 in the accompanying Balance Sheet. As a result of the lack of payments, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

7.    RELATED PARTY TRANSACTIONS

Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. Additionally, at March 31, 2004, $13,164 has been accrued as interest in the accompanying balance sheet. On November 9, 2003, this director resigned their position.

At September 30, 2003, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company.

From October through December of 2003, the father of the Company's former President advanced $26,500 of funds to the Company and this has been classified as other current liabilities in the accompanying balance sheet at March 31, 2004.

8.    SUBSEQUENT EVENTS

In April 2004, the Company issued 5,000,000 shares recorded as common stock issuable at March 31, 2004.

In April 2004, the Company issued 11,000,000 shares of common stock for new consulting services with an individual.

In April 2004, the Company issued 42,500,000 shares of common stock for consulting services with several entities.

In April 2004, the Company reached an agreement with the convertible debenture holders and converted the entire $175,000 balance plus accrued interest into 10,943,910 shares of common stock.

As a result of the above issuances of common stock, 416,529,252 shares of common stock were outstanding at April 30, 2004.

                                  NANNACO, INC.
                               D.B.A. SURFACE PRO
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2004


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

Until September 30, 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations and the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve it financial position and is treated as a development stage company, effective October 1, 2003. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. In December 2003 and January 2004, the Company issued several announcements related to the change in business. The Company initially moved to a new line of business as a consultant and advisor to customers but has abandoned this strategy and is actively seeking a merger-acquisition candidate.

In January 2004, the Company formed a new wholly owned subsidiary named American Qualified Financial Services, Inc. ("AQFS"). AQFS is a Texas Corporation and the company planned to utilize AQFS to market the reinsurance of debt securities primarily to qualified benefit plans. However, this plan has been abandoned.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. As of March 31, 2004, we had no assets and $854,894 of liabilities. Of the $854,894 outstanding at March 31, 2004, $246,427 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid. The remaining current obligations (which are all past due) include accounts payable of $124,468, judgment payable of $50,995, sales tax payable of $40,801, bank loans of $59,336, loan payable-related party of $42,700 and convertible debentures of $175,000. The Company does not have sufficient cash resources to pay these obligations.

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

RECENT DEVELOPMENTS

In March 2004, the Company announced they had signed a letter of intent to acquire Red Alert Group, Inc., a company specializing in homeland and global security. The Company anticipates that upon the successful completion of the announced acquisition, the name of the Company will be changed to Red Alert Group, Inc. and will apply to obtain a new stock ticker symbol.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern and the valuation of non-cash issuances of common stock. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the three months ended December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during the six months ended March 31, 2004. For these issuances, valuation was determined based upon the stock closing price on the date of grant.

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS OF THE THREE AN SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                       Six Months Ended                Three Months Ended
                                                             March 31,                      March 31,
                                                       2004            2003            2004            2003
                                                 --------------------------------------------------------------
REVENUES                           $          15,577   $        34,225       $           --     $       30,903
COST OF REVENUES                              16,848            17,613                 3,715             9,079
                                   ----------------------------------------------------------------------------
GROSS LOSS                                    (1,271)           16,612                (3,715)           21,824

OPERATING EXPENSES:
Selling, general and administrative           15,217            26,228                (1,994)           16,272
Compensation and payroll taxes             1,983,397            25,000             1,637,032            12,500
Consulting                                 1,946,042               700             1,857,543               700
Penalties                                     31,062                 3                  --
Legal and professional                       984,894            18,810               769,594            16,810
Debenture liquidated damages                  24,500              --                   3,500              --
Rent                                           1,495             3,648                  --               2,931
Travel and entertainment                       3,726               215                 2,445               200
Bad debt expense                               1,171              --                   1,171              --
Depreciation                                  15,600              --                   7,800
                                   ----------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                   4,960,445            91,263             4,269,295            57,213
                                   ----------------------------------------------------------------------------

LOSS FROM OPERATIONS                      (4,961,716)          (74,651)           (4,273,009)          (35,389)

OTHER EXPENSE:
Interest expense, net                        (12,467)           (4,432)               (6,234)           (2,164)
                                   ----------------------------------------------------------------------------

TOTAL OTHER EXPENSE                          (12,467)           (4,432)               (6,234)           (2,164)
                                   ----------------------------------------------------------------------------


NET LOSS                           $      (4,974,183)  $       (79,083)     $     (4,279,244)   $      (37,553)
                                   ===================================== ======================================

Revenue:

Operating revenue decreased $30,903, or 100%, to zero for the three months ended March 31, 2004 from $30,903 for the three months ended March 31, 2003. The decrease is due to the result of the Company making the decision to exit the surface cleaning, surface protection and restoration business and to focus on being a consultant and advisor to customers. No revenue was generated from consulting services and the company ceased this activity in February 2004.

Operating revenue decreased $18,648, or 54%, to $15,577 for the six months ended March 31, 2004 from $34,225 for the six months ended March 31, 2003. The decrease is due to the result of the Company making the decision to exit the surface cleaning, surface protection and restoration business and to focus on being a consultant and advisor to customers. However, no revenue was generated from consulting services and the Company ceased this activity ion February 2004.

Cost of Sales:

Cost of sales decreased $5,364, or 59%, to $3,715 for the three months ended March 31, 2004 from $9,079 for the three months ended March 31, 2003. 15,577 for the six months ended March 31, 2004 from $34,225 for the six months ended March 31, 2003. The decrease is due to the result of the Company making the decision to exit the surface cleaning, surface protection and restoration business and to focus on being a consultant and advisor to customers.

Cost of sales decreased $765, or 4%, to $16,848 for the six months ended March 31, 2004 from $17,613 for the six months ended March 31, 2003. The decrease is due to the result of the Company making the decision to exit the surface cleaning, surface protection and restoration business and to focus on being a consultant and advisor to customers.

Operating Expenses:

Operating expenses increased $4,212,082, or 7,362%, to $4,269,295 for the three months ended March 31, 2004 from $57,213 for the three months ended March 31, 2003. The increase was primarily the result of a $1,624,532 increase in compensation, a $1,856,843 increase in consulting, and a $752,784 increase in legal and professional. The increase in compensation, consulting and legal and professional was primarily the result of the issuance of common stock for compensation and services.

Operating expenses increased $4,869,182, or 5,335%, to $4,960,445 for the six months ended March 31, 2004 from $91,263 for the six months ended March 31, 2003. The increase was primarily the result of a $1,958,397 increase in compensation, a $1,945,342 increase in consulting, and a $966,084 increase in legal and professional. The increase in compensation, consulting and legal and professional was primarily the result of the issuance of common stock for compensation and services.

Other Expense:

Other expense increased $4,070, or 188% to $6,234 for the three months ended March 31, 2004 from $2,164 for the three months ended March 31, 2003. The increase was primarily due to accrued interest for indebtedness.

Other expense increased $8,035, or 181% to $12,467 for the six months ended March 31, 2004 from $4,432 for the six months ended March 31, 2003. The increase was primarily due to accrued interest for indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0 at March 31, 2004 as compared to $0 at September 30, 2003, and working capital deficit was $854,894 at March 31, 2004 as compared to $726,139 at September 30, 2003. The increase in the working capital deficit is primarily due to the fact of increases in accounts payable, accrued interest, other current liabilities, payroll taxes payable and judgment payable. Additionally, the Company has no assets at March 31, 2004.

Operating Activities: Net cash provided by operating activities was $0 for the six months ended March 31, 2004 while cash that was used in operating activities was $61,906 for the six months ended March 31, 2003. The increase in cash provided by operations resulted primarily due to the fact of increases in accrued interest, other current liabilities, accounts payable, payroll taxes payable and judgment payable.

Investing Activities: There were no investing cash flow activities for the six months ended March 31, 2004 while cash that was provided by investing activities was $45,425 for the six months ended March 31, 2003. The decrease in cash provided from investing activities was the result of the Company receiving $50,000 in cash advances from shareholders and $4,575 for the purchase of property and equipment in 2003 with no such amounts for 2004.

Financing Activities There were no financing cash flow activities for the six months ended March 31, 2004 while cash provide by financing activities was $104,750. The decrease in cash provided by operations was the result of the Company receiving $104,750 of proceeds from the issuance of convertible debentures in 2003 with no such amount in 2004.

SHORT-TERM DEBT

We are highly leveraged. At March 31, 2004, we have no assets and have current liabilities of $854,894, our stockholders' deficiency is $854,894, we have an accumulated deficit of $5,048,764 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $4,974,183. The following table is a summary of our short-term debt as of March 31, 2004:

                                                                                                BALANCE AT
                                                                                              MARCH 31, 2004
Bank Loans

$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per annum, 60
  monthly payments of principal and interest..............................                       $25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum, interest
  payable monthly and line of credit due July 15, 2002........................                    33,986
                                                                                                --------
                                                                                                 $59,336

On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at March 31, September 30, 2003. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former President.

At March 31, 2004, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

Loan Payable - Related Party

Loan payable, dated January through July of 2001, bearing interest at 10% per
annum and due in July of 2002.......................................................         $  42,700
                                                                                             =========

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

Convertible Debentures

$175,000 Convertible Debentures, dated March and April of 2003, bearing
  interest at 6% per annum and due in March and April of 2006.......................         $175,000
                                                                                             ========
TOTAL SHORT-TERM DEBT                                                                        $277,036

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


Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded $21,000 of liquidated damages expense and recorded an additional $3,500 of liquidated damages expense for the three months ended March 31, 2004, resulting in an accrued balance of $35,000. In March 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 1,750,000 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. Accordingly, at March 31, 2004, there is no remaining accrued liquidated damages balance in the accompanying balance sheet.


Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at March 31, 2004.

EQUITY FINANCING

None

LIQUIDITY

To continue with our business plan, we will require additional short-term working capital and we have not had generating sufficient cash from operations to fund our operating activities through the end of fiscal 2004. Presently, we have no source of revenues and are seeking a merger-acquisition candidate We cannot assure you that the new business concept will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of March 31, 2004, our contractual obligations and commitments by type and period:

                                            PAYMENTS DUE BY PERIOD
                                       LESS THAN 1
CONTRACTUAL OBLIGATIONS         TOTAL     YEAR     1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
--------------------------   --------   --------   ----------   ---------   -------------
Short-Term Debt:                   --         --           --          --              --
Bank Loans                     59,336     59,336           --          --              --
Loan Payable-Related Party     42,700     42,700           --          --              --
Convertible Debentures        175,000    175,000           --          --              --
                             --------   --------   ----------   ---------   -------------

Total Short-Term Debt        $277,036   $277,036   $                                   --
                             ========   ========   ==========   =========   =============


RECENT ACCOUNTING DEVELOPMENTS

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

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Steve Careaga, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 1.  LEGAL PROCEEDINGS

On June 14, 2002, Wyndham obtained a summary judgment against the Company in the amount $32.045, plus $10,263 legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At March 31, 2004, the total amount due is $50,994 (including $8,686 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet. The Company is currently in discussions with Wyndham in an attempt to settle the matter.

The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At March 31, 2004, the Company has recorded the total amount due (including accrued interest and penalties) for the unpaid Federal payroll taxes as $246,427 in the accompanying Balance Sheet. As a result of the lack of payments, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the months of March and April 2003, certain investors purchased $175,000 worth of convertible debentures from the Company (the "Debentures").

Pursuant to section 2(a)(i) of the Registration Rights Agreements (The Registration Rights Agreement is Exhibit B to the Securities Purchase Agreement, the definitive document outlining the terms and conditions of the parties in connection with the purchase of a Convertible Debenture. The Debenture is Exhibit A to the Securities Purchase Agreement.) executed by the Debenture Holders and the Company, the Company is required to file a registration statement no later than ten (10) days following the "Final Closing Date" (the "Registration Statement"), for purposes of registering the shares of common stock into which the Debentures convert (the "Debenture Shares"). Pursuant to section 2(b)(iii) of the Registration Rights Agreements, in the event the Company is in default of the provisions of section 2(b)(i) (requiring filing of a registration statement by the "Required Filing Date" set forth in section 2(a)(i)) ("Default"), the Company must pay the Debenture Holders (a) a cash amount equal to Two Percent (2%) per month of the outstanding principal amount of the Debentures, and (b) that same Two Percent (2%) per month of the outstanding principal amount of the Debentures for each subsequent month after a Default until section 2(b)(i) is complied with.

In March 2004, the Company reached an agreement with the Debenture Holders and in lieu of making cash payments to the Debenture Holders as a result of the Default, the Company issued 1,750,000 shares of its common stock to the Debenture Holders (the "Penalty Shares").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 13, 2004 the Registrant filed a preliminary 14A proxy statement with the Commission regarding the calling of a special meeting of the shareholders (the "Meeting") to consider and vote upon a proposal to effect a 100-for-1 reverse-split of the issued and outstanding shares of the common stock of the Company and to maintain the amount of shares we are authorized to issue at 500,000,000.

ITEM 5. OTHER INFORMATION

On March 15, 2004, the Registrant entered into Employment Agreement with Steve Careaga for a term of one year and pursuant to which Careaga was issued 5,000,000 shares of common stock and may be issued additional shares of common stock from time to time in consideration of his services required as CEO.

On or around April 8, 2004, the Company executed a Settlement and Release Agreement with James Taylor pursuant to which Taylor agreed to release the Registrant and settle all disputes arising out of $72,999.22 in back accounting fees in exchange for further employment as an accountant/consultant.

On or around March 12, 2004, Andre DeVries resigned all executive positions with and as a director of the Registrant and Steve Careaga was appointed CEO and director of the Registrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

------------------------------------- ----------------------------------- -----------------------------------
Exhibit                               Title                               Location
------------------------------------- ----------------------------------- -----------------------------------
3                                     Articles of Incorporation           Incorporated by Reference to the
                                                                          SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.1                                   Bylaws                              Incorporated by Reference to the
                                                                          SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.2                                   Certificate of Amendment to         Incorporated by Reference to the
                                      Articles of Incorporation           SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.3                                   Certificate of Amendment to         Incorporated by Reference to the
                                      Articles of Incorporation           SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
10.1                                  Settlement Agreement with James     Attached
                                      Taylor
------------------------------------- ----------------------------------- -----------------------------------
10.2                                  Employment Agreement with Steve     Incorporation by reference to the
                                      Careaga                             Form S-8 registration statement
                                                                          filed on March 16, 2004
------------------------------------- ----------------------------------- -----------------------------------
31.1                                  Certification by Principal          Attached
                                      Executive Officer
------------------------------------- ----------------------------------- -----------------------------------
31.2                                  Certification of Principal          Attached
                                      Financial Officer
------------------------------------- ----------------------------------- -----------------------------------
32                                    Certifications of Principal         Attached
                                      Executive and Financial Officer
                                      Pursuant to 906
------------------------------------- ----------------------------------- -----------------------------------

(b) Reports on Form 8-K.

During the period ended March 31, 2004, the Company filed the following reports on Form 8-K:

-------------------------------------------------------------- ------------------------------------------------------------
Date of Event Reported                                         Items Reported
-------------------------------------------------------------- ------------------------------------------------------------
January 12, 2004                                               Items 4 and 7
-------------------------------------------------------------- ------------------------------------------------------------
February 3, 2004                                               Items 1, 2 and 7
-------------------------------------------------------------- ------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE                                    TITLE                            DATE

                                                                                       May 24, 2004
                                                      Principal Executive Officer,
----------------------------------------------------  Principal Financial Officer,
/s/ Steve Careaga                                     Sole Director