Form 10KSB/A
period 2003-09-30
NANNACO INC
filed 2004-06-21
CIK 1112748

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

     The registrant previously reported that American Qualified Financial Services, Inc. ("AQFS") is a subsidiary of the Registrant. However, AQFC is a corporation formed solely by Mr. Andrew DeVries, III (former CEO and director of the Registrant), in his individual capacity. AQFS is not a subsidiary of the Registrant and no corporate action was ever taken relative to forming AQFS. Mr. DeVries has confirmed and represented to the Registrant that he, as an individual, formed AQFS."


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

     The registrant previously reported that American Qualified Financial Services, Inc. ("AQFS") is a subsidiary of the Registrant. However, AQFC is a corporation formed solely by Mr. Andrew DeVries, III (former CEO and director of the Registrant), in his individual capacity. AQFS is not a subsidiary of the Registrant and no corporate action was ever taken relative to forming AQFS. Mr. DeVries has confirmed and represented to the Registrant that he, as an individual, formed AQFS."

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