Form 10QSB/A
period 2004-03-31
NANNACO INC
filed 2004-06-21
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

On March 9, 2004, the former CEO of the Company executed a $375,000 promissory note due and payable to the company on April 9, 2004. The note bears interest at fifteen percent (15%) per annum and was for the payment of Company obligations to the Internal Revenue Service and financial banking institutions. The Company treated the promissory note as contributed capital for financial accounting purposes. The promissory note was not paid when due on April 9, 2004 and is in default. The Company believes that payment for the promissory note is unlikely and has reserved the entire amount of $375,000 at March 31, 2004 by charging the contributed capital account.

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

On or around March 9, 2004, Andre DeVries, III, the former CEO and member of the board of directors of the Registrant executed a $375,000 promissory note in favor of the Registrant (the "Note"). The Note bears interest at fifteen percent (15%) per annum and was for the payment of Company obligations to the Internal Revenue Service and financial banking institutions. The Company treated the Note as contributed capital for financial accounting purposes. The Note was not paid when due on April 9, 2004 and is in default. The Company believes that payment for the Note is unlikely and has reserved the entire amount of $375,000 at March 31, 2004 by charging the contributed capital account.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

------------------------------------- ----------------------------------- -----------------------------------
Exhibit                               Title                               Location
------------------------------------- ----------------------------------- -----------------------------------
3                                     Articles of Incorporation           Incorporated by Reference to the
                                                                          SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.1                                   Bylaws                              Incorporated by Reference to the
                                                                          SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.2                                   Certificate of Amendment to         Incorporated by Reference to the
                                      Articles of Incorporation           SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
3.3                                   Certificate of Amendment to         Incorporated by Reference to the
                                      Articles of Incorporation           SB-2 registration statement filed
                                                                          on August 21, 2000.
------------------------------------- ----------------------------------- -----------------------------------
10.1                                  Settlement Agreement with James     Attached
                                      Taylor
------------------------------------- ----------------------------------- -----------------------------------
10.2                                  Employment Agreement with Steve     Incorporation by reference to the
                                      Careaga                             Form S-8 registration statement
                                                                          filed on March 16, 2004
------------------------------------- ----------------------------------- -----------------------------------
10.3                                  $375,000 Promissory Note executed   Attached
                                      by Andre DeVries, III payable to
                                      the Registrant
------------------------------------- ----------------------------------- -----------------------------------
31.1                                  Certification by Principal          Attached
                                      Executive Officer
------------------------------------- ----------------------------------- -----------------------------------
31.2                                  Certification of Principal          Attached
                                      Financial Officer
------------------------------------- ----------------------------------- -----------------------------------
32                                    Certifications of Principal         Attached
                                      Executive and Financial Officer
                                      Pursuant to 906
------------------------------------- ----------------------------------- -----------------------------------

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