Form 10QSB
period 2004-06-30
NANNACO INC
filed 2004-08-23
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                           Commission File #000-50672

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes [X] No [ ]


The number of shares outstanding of the Company's common stock outstanding on June 30, 2004: 474,253,389

                                  NANNACO, INC.
                                   FORM 10-QSB


Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  and Analysis or Plan of Operations

Item  3  -  Controls and Procedures


PART II  -  OTHER INFORMATION

Item  1 -   Legal Proceedings

Item  2 -    Changes in Securities

Item  3 -    Defaults upon Senior Securities

Item  4 -    Submission of Matters to a Vote of Security Holders

Item  5 -    Other Information

Item  6  -  Exhibits and Reports on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements


                                                                        Page No.

Filed herewith are our following unaudited financial statements:

Balance Sheet at June 30, 2004                                               4

Statements of Operations for the three and nine months ended June 30, 2004
  and 2003                                                                   6

Statements of Cash Flows for the nine months ended June 30, 2004 and 2003    7

Notes to Financial Statements                                               8-18

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                            (Unaudited) JUNE 30, 2004



                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             $       --
Accounts receivable                                                           --
                                                                      ----------
TOTAL CURRENT ASSETS                                                  $       --
                                                                      ==========


                                   LIABILITIES

CURRENT LIABILITIES
Convertible debentures                                                $  107,500
Bank loans                                                                59,336
Accounts payable - trade                                                  55,969
Accrued compensation, related party                                       25,092
Accrued interest                                                          52,966
Due to consultants                                                        36,196
Other current liabilities                                                 33,535
Payroll taxes payable                                                    246,427
Sales taxes payable                                                       40,801
Judgment payable                                                          52,052
Loan payable - related party                                              42,700
                                                                      ----------
TOTAL CURRENT LIABILITIES                                             $  752,575
                                                                      ==========


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (Continued)
                            (Unaudited) JUNE 30, 2004

                            STOCKHOLDERS' DEFICIENCY


COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIENCY
Common stock, $1.00 par value, 1,000 shares authorized:
Issued - none issued and outstanding                                         --

Preferred stock, $0.001 par value, 100,000,000 shares authorized
Issued - none issued and outstanding                                         --

Common stock, $0.001 par value, 500,000,000 shares authorized:
Issued - 474,253,389 issued and outstanding                             474,253

Additional paid in capital                                           10,473,975

Accumulated deficit through September 30, 2003                       (5,048,764)

Deficit accumulated during development stage                         (6,129,705)
                                                                   ------------
                                                                       (230,242)

Less: Deferred compensation                                             (69,417)
Less: Deferred consulting                                              (452,917)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (752,575)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                      $         --
                                                                   ============


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    PERIOD FROM
                                                                                                  OCTOBER 1, 2003
                                                                                                   (INCEPTON OF
                                            NINE MONTHS ENDED            THREE MONTHS ENDED      DEVELOPMENT STAGE)
                                                 JUNE 30,                     JUNE 30,              TO JUNE 30,
                                          2004            2003           2004          2003             2004
                                      -----------------------------------------------------------------------------
REVENUES                              $    15,577    $    43,711    $        --    $     9,486    $    15,577
COST OF REVENUES                           16,848         60,062             --         42,449         16,848
                                      -----------------------------------------------------------------------
GROSS LOSS                                 (1,271)       (16,351)            --        (32,963)        (1,271)

OPERATING EXPENSES:
Selling, general and administrative        15,217         68,412                      0 42,184         15,217
Compensation and payroll taxes          2,003,897         37,500         20,500         12,500      2,003,897
Consulting                              2,810,884          3,620        864,842          2,920      2,810,884
Penalties                                       3          1,574             --            512              3
Legal and professional                  1,248,841         35,075        263,947         16,265      1,248,841
Debenture liquidated damages               24,500             --             --             --         24,500
Rent                                        1,495          6,435             --          2,787          1,495
Travel and entertainment                    3,726            215             --             --          3,726
Bad debt expense                            1,171             --             --             --          1,171
Depreciation                                   --         23,400             --          7,800             --
                                      -----------------------------------------------------------------------
TOTAL OPERATING EXPENSES                6,109,734        176,231      1,149,289         84,968      6,109,734
                                      -----------------------------------------------------------------------

LOSS FROM OPERATIONS                   (6,111,004)      (192,582)    (1,149,289)      (117,931)    (6,111,004)

OTHER EXPENSE:
Interest expense, net                     (18,701)        (9,217)        (6,234)        (4,785)       (18,701)
                                                                                                  -----------
TOTAL OTHER EXPENSE                       (18,701)        (9,217)        (6,234)        (4,785)       (18,701)
                                      -----------------------------------------------------------------------

NET LOSS                              $(6,129,705)   $  (201,799)   $(1,155,523)   $  (122,716)   $(6,129,705)
                                      =======================================================================

NET LOSS PER SHARE -
BASIC AND DILUTED                     $     (0.02)   $     (0.01)   $     (0.00)   $     (0.00)
                                      ========================================================


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Period From
                                                                                          OCTOBER 1, 2003
                                                                                           (INCEPTON OF
                                                                  NINE MONTHS ENDED      DEVELOPMENT STAGE)
                                                                       JUNE 30,              TO JUNE 30,
                                                                 2004           2003            2004
                                                             ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(6,129,705)   $  (201,799)   $(6,129,705)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation                                                       --         23,400             --
   Bad debt expense                                                1,171             --          1,171
   Stock issued for legal services                             1,202,800             --      1,202,800
   Stock issued for consulting services                        1,769,001             --      1,769,001
   Debenture liquidated damages                                   24,500             --         24,500
   Amortization of deferred compensation                       1,938,887             --      1,938,887
   Amortization of deferred consulting                         1,035,083             --      1,035,083
   Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                       (548)        (2,540)          (548)
      Decrease in bank overdrafts                                 (1,976)        (2,678)        (1,976)
      Increase in accounts payable                                 7,346         31,152          7,346
     Increase in accounts payable - employee                          --         13,143             --
      Increase in accrued interest receivable                         --         (4,286)            --
      Increase in accrued interest payable                        15,529             --         15,529
      Increase in due to consultants                              36,196             --         36,196
      Increase in other current liabilities                       33,535             --         33,535
      Increase (decrease) in payroll taxes payable                65,010        (20,000)        65,010
      Increase in judgment payable                                 3,173          1,116          3,173
                                                             -----------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        $         0    $  (162,492)   $         0
                                                             =========================================

CASH FLOW FROM INVESTING ACTIVITIES
Cash advances from (to) stockholders                         $        --    $        --    $     4,273
Purchase of property and equipment                                    --        (15,381)            --
                                                             -----------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             --         28,892             --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                      --        133,600             --
                                                             -----------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             --        133,600             --

NET INCREASE  IN CASH                                                 --             --             --
CASH AT BEGINNING OF PERIOD                                           --             --             --
                                                             -----------------------------------------
CASH AT END OF PERIOD                                        $        --    $        --    $        --
                                                             =========================================
CASH INTEREST PAID                                           $        --    $        --    $        --
                                                             =========================================

SUPPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stock issued for debenture liquidated damages                $    35,000    $        --    $    35,000
Issuance of stock for conversion of convertible debentures        60,000             --         60,000
Issuance of stock for conversion of accounts payable              54,999             --         54,999


    The accompanying notes are an integral part of the financial statements.

1.     HISTORY AND NATURE OF BUSINESS

Nannaco, Inc. ("Nannaco", "the Company", "we", "us") is a publicly traded company that previously provided surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well as to owners of historical buildings. The Company had operated under the trade name Surface Pro since the Nannaco name did not indicate the type or nature of its business. The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations.

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

In December 2003 and January 2004, the Company issued several announcements related to the change in business. The Company had moved to a new line of business as a consultant and advisor to customers, however, they ceased this activity in March 2004. The Company continues to seek a merger/acquisition candidate. The Company will be treated as a development stage company, effective October 1, 2003. Activities during the new development stage include restructuring the Company and entering into contracts to provide consulting services to customers. Additionally, in March 2004, the Company's CEO resigned and was replaced by a new CEO.

In March 2004, the Company announced they had signed a letter of intent to acquire Red Alert Group, Inc., a company specializing in homeland and global security. The Company anticipates that upon the successful completion of the announced acquisition, the name of the Company will be changed to Red Alert Group, Inc. and will apply to obtain a new stock ticker symbol (See Note 8 - Subsequent Events).

2.     GOING CONCERN

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at June 30, 2004. We had a net loss of $6,129,705 for the nine months ended June 30, 2004, and at June 30, 2004, we had no assets and our current liabilities were $752,575, our stockholders' deficiency was $752,575, we had an accumulated deficit of $5,048,764 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $6,129,705.

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

We have substantial current obligations. As of June 30, 2004, we had no assets and $752,575 of liabilities. Of the $752,575 outstanding at June 30, 2004, $246,427 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid. The remaining current obligations (which are all past due) include accounts payable of $55,969, judgment payable of $52,052, sales tax payable of $40,801, bank loans of $59,336, loan payable-related party of $42,700 and convertible debentures of $107,500. The Company does not have sufficient cash resources to pay these obligations.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

The Company has taken steps to curtail the operating losses for future periods. These steps include the reduction of employees and all categories of operating expenses, where possible. Additionally, as mentioned previously, the Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve its financial position. The Company is classified as a development stage company.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required for a comprehensive presentation of financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months and three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending September 30, 2004. These Financial Statements should be read in conjunction with the audited Financial Statements of Nannaco, Inc., DBA Surface Pro, for the years ended September 30, 2003 and 2002 included in Form 10-KSB

ACCOUNTING ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at June 30, 2004.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenues from the surface services business, if any, were recognized when services were completed and collection of the fixed or determinable selling price is reasonable assured. Revenue from consulting services will be recognized when services are completed and collectibility is assured, generally upon receipt of payment.

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

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                  NINE MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                  --------------------------       ---------------------------
                                      2004          2003               2004             2003
Net loss available to common       $6,129,705      $201,799         $1,155,523
                                   ==========      ========        ===========
                                                                                      $122,716
Weighted average number of
common shares outstanding
(Denominator)                     278,485,465    14,957,600        433,951,247       14,957,600
                                  -----------    ----------        -----------       ----------
Loss Per Share                           $.02          $.01               $.00            ($.01)
                                         ====          ====               ====            =====

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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

4.     SHORT-TERM DEBT

Our short-term debt at June 30, 2004 consisted of the following:

BANK LOANS
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per
  annum, 60 monthly payments of principal and interest............................   $  25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum,
  interest payable monthly and line of credit due July 15, 2002...................      33,986
                                                                                    ----------
                                                                                     $  59,336
                                                                                    ==========

On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at June 30, 2004. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former President.

At December 31, 2003, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility is on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

LOAN PAYABLE - RELATED PARTY

Loan payable, dated January through July of 2001, bearing interest at 10% per annum and due in July of 2002....................................  $  42,700
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

CONVERTIBLE DEBENTURES

$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6% per annum and due in March and April of 2006.......  $107,500
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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

In March and April of 2003, the Company recognized an immediate $58,333 interest expense and paid-in capital relating to a beneficial conversion feature inherent in the debentures since the debentures were immediately convertible. In connection with the offering, in addition to cash offering costs of $52,900, the Company issued 500,000 of its common shares to the investment bankers. The shares were valued on the grant date at the trading price of $0.03 per share or $12,500. The total offering costs of $65,400 were initially deferred to be amortized over the term of the debentures, however due to a default provision which changed the debentures maturity to due on demand (see below); the $65,400 was fully expensed as of September 30, 2003. Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. In March 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 1,750,000 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. Accordingly, at June 30, 2004, there is no remaining accrued liquidated damages balance in the accompanying balance sheet. (See Subsequent Events Note).

Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at June 30, 2004.

In April and May of 2004, $67,500 principal amount of the debentures was converted into 12,668,047 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 10,943,910 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 1,724,137 shares at $0.00435 per share.

As a result of the above conversions, $107,500 principal amount of the convertible debentures is outstanding at June 30, 2004.

5.     STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 500,000,000 shares of our common stock, $0.001 par value per share, of which 474,253,389 were issued and outstanding at June 30, 2004. We are also authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, of which none was issued and outstanding at June 30, 2004.

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

In November 2003, the Company issued 65,500,000 shares of common stock. 15,000,000 of the shares were issued as an annual bonus for the President of the Company and were valued at $0.01 per share, the closing price on the grant date of November 9, 2003 and are being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005 - see Deferred Compensation below. 40,500,000 of the shares were issued

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

for consulting services provided to the Company and were valued at $0.01 per share, the closing share price on the grant date of November 9, 2003 and are being amortized over the one year term of the agreements - see Deferred Consulting below. The remaining 10,000,000 shares were issued for legal services provided to the Company and were valued at $0.01 per share, the closing price on the grant date of November 9, 2003. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $100,000 of legal expense in the accompanying Statements of Operations. In connection with 3,000,000 of the 40,500,000 common shares issued for consulting services as discussed above, the Company on November 17, 2003 committed to issue two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.02 per share and two year warrants to purchase 3,000,000 of the Company's common shares at an exercise price of $0.03 per share. As of June 30, 2004, the warrants have not been issued to the consultant. The agreement contains a provision however that the holders of such warrants shall not individually own more than 4.9% of the total shares of the Company's outstanding shares.

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

In January 2004, the Company issued 45,000,000 shares of common stock. 30,000,000 of the shares were issued for consulting services provided to the Company and were valued at $0.026 per share, the closing share price on the grant date of January 12, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 40,500,000 shares (see Deferred Consulting below) and this issuance of shares was subsequently modifies as discussed below. Accordingly, the Company has expensed the entire amount of the 30,000,000 shares issued and recorded $780,000 of consulting expense in the accompanying Statement of Operations. The remaining 15,000,000 shares of the 45,000,000 shares issued were for legal services provided to the Company and were valued at $0.026 per share, the closing price on the grant date of January 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $390,000 of legal expense in the accompanying Statements of Operations.

In February 2004, the Company issued 50,000,000 shares of common stock. 35,000,000 of the shares were issued for consulting services provided to the Company and were valued at $0.02 per share, the closing share price on the grant date of February 25, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 40,500,000 shares (see Deferred Consulting below) and the January 2004 30,000,000 share issuance discussed above. Accordingly, the Company has expensed the entire amount of the 35,000,000 shares issued and recorded $700,000 of consulting expense in the accompanying Statement of Operations. 10,000,000 shares of the 35,000,000 shares issued were for legal services provided to the Company and were valued at $0.02 per share, the closing price on the grant date of February 25, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $200,000 of legal expense in the accompanying Statements of Operations. The remaining

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


5,000,000 shares of the 35,000,000 shares issued were for new consulting services and were valued at $0.02 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement - see Deferred Consulting below.

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

In April and May 2004, the Company issued 12,668,047 shares of Common Stock. The shares were issued for the conversion of $60,000 of convertible debentures at $0.0054825 per share and $7,500 of convertible debentures at $0.00435 per share.

In April 2004, the Company issued 11,000,000 shares of Common Stock. The shares were valued at $0.01 per share, the closing price on the grant date of April 12, 2004, and were issued to a consultant for the conversion of $54,999 of accounts payable and $55,001 of additional consulting services provide to the Company. The agreement for the additional consulting services was for a term of three months and the Company has expensed the entire $55,001 as consulting expense in the accompanying statement of operations.

In April 2004, the Company issued 42,500,000 shares of common stock. 15,000,000 shares of the 42,500,000 shares issued were for legal services provided to the Company and were valued at $0.01 per share, the closing price on the grant date of April 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statements of Operations. 21,000,000 of the 42,500,000 shares issued were for consulting services provided to the Company and were valued at $0.01 per share, the closing share price on the grant date of April 12, 2004. Subsequently, additional shares were issued to the same consultants as a modification of the agreements (see 56,000,000 shares issuance below). Accordingly, the Company has expensed the entire amount of the 21,000,000 shares issued and recorded $210,000 of consulting expense in the accompanying Statement of Operations. 6,500,000 of the shares were issued as the last modification for two consultants that were issued shares previously. Accordingly, the Company will amortize these shares over the six month term of the agreements based upon the grant date of April 19, 2004 through October 19, 2004 - see Deferred Consulting below.

In April 2004, the Company issued 5,000,000 shares of Common Stock. In March 2004, the Company issued 65,000,000 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 70,000,000 shares of common stock should have been issued. The 5,000,000 shares were recorded as common stock issuable at March 31, 2004 and were valued at $0.01 per share, the closing price on the date of grant of the 65,000,000 shares discussed above and was being amortized over the term of the agreement from March 15, 2004 through March 15, 2005. The Company recorded $50,000 of Deferred Consulting at March 31, 2004 and subsequently, additional shares were granted to this consultant as a modification of the agreement for the 5,000,000 share issuance (see 56,000,000 share issuance below) and the Company has expensed the remaining unamortized deferred consulting balance - see Deferred Consulting below.

In May 2004, the Company issued 56,000,000 shares of common stock. 4,200,000 of the shares were issued as compensation for the new CEO of the Company and were valued at $0.01 per share, the closing price on the grant

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

date of March 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 41,800,000 of the 56,000,000 shares issued were for consulting services provided to the Company and were valued at $0.01 per share, the closing share price on the grant date of May 7, 2004. These shares were issued as the last modification of the terms related to previously issued shares to the consultants. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005 - see Deferred Consulting below. 10,000,000 of the 56,000,000 shares issued were for legal services provided to the Company and were valued at $0.01 per share, the closing price on the grant date of May 7, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statements of Operations.

DEFERRED COMPENSATION

On September 30, 2003, the Company authorized the issuance of 75,000,000 shares of common stock as compensation for the former President in accordance with an amendment to the employment agreement. However, the transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares were classified as common stock issuable in the balance sheet at September 30, 2003. On October 15, 2003, the transfer agent issued these shares and they have been properly reclassified as common stock in 2004. Of the 75,000,000 shares, 4,347,826 were issued to settle $50,000 of accrued and unpaid salary for the former President through September 30, 2003. In accordance with the amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of September or $0.012 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 70,652,174 shares were valued based upon the closing price on September 30, 2003, or $0.025 per share and the resulting $1,766,304 balance was recorded as Deferred Compensation in the balance sheet at September 30, 2003. The deferred compensation balance was being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005. For the three months ended December 31, 2003, $264,946 was amortized and recorded as compensation in the accompanying Statements of Operations (See below for subsequent write-off).

On November 9, 2003, the Company authorized the issuance of 15,000,000 shares of common stock as compensation for the former President in accordance with an amendment to the employment agreement. The shares were valued based upon the closing price on the grant date of November 9, 2003, or $0.01 per share and the resulting $150,000 was recorded as Deferred Compensation. The deferred compensation balance was being amortized over the remaining life of the employment agreement from November 9, 2003 through June 1, 2005. For the three months ended December 31, 2003, $22,500 was amortized and recorded as compensation in the accompanying Statements of Operations (See below for subsequent write-off).

On March 15, 2004, the President of the Company resigned from his position. Accordingly, the Company has expensed the remaining balance of the deferred compensation for the two issuances discussed above and recorded $1,628,858 of compensation in the accompanying Statement of Operations.

On March 15, 2004, the Company authorized the issuance of 5,000,000 shares as compensation for the new CEO of the Company. The shares were valued at $0.01 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $50,000 on the grant date of March 15, 2004 and $14,583 of the balance was amortized and recorded as compensation in the accompanying Statement of Operations.

On May 7, 2004, the Company authorized the issuance of 4,200,000 shares as compensation for the new CEO of the Company. The shares were valued at $0.01 per share, the closing price on the grant date of May 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $42,000 on the grant date of May 7, 2004 and $8,000 of the balance was amortized and recorded as compensation in the accompanying Statement of Operations.

                                       15
                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In February 2004, the Company issued 5,000,000 shares of common stock for new consulting services. The shares were valued at $0.02 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement. Accordingly, the Company recorded $100,000 of Deferred Consulting on the grant date of February 25, 2004 and $17,409 of the balance was amortized and recorded as consulting expense in the accompanying Statement of Operations through June 30, 2004.

In April 2004, the Company issued 45,000,000 shares of common stock for consulting services as a modification of the November 9, 2003 and subsequent issuances as discussed previously under Issuances of Common Stock. The shares were valued at $0.01 per share, the closing share price on the grant date of March 15, 2004 and are being amortized over the one year term of the agreement from the grant date of March 15, 2004. Accordingly, the Company recorded $450,000 of Deferred Consulting on the grant date of March 15, 2004 and $18,750 of the balance was amortized and recorded as consulting expense in the accompanying Statement of Operations. As a result of the issuance of additional shares to the consultants as discussed below, the entire remaining Deferred Consulting balance in the amount of $431,250 was expensed by the Company and recorded as consulting expense in the accompanying Statement of Operations as of June 30, 2004.

In March 2004, the Company issued 65,000,000 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 70,000,000 shares of common stock should have been issued. The 5,000,000 shares are for new consulting services and the Company recorded the 5,000,000 shares as common stock issuable at March 31, 2004. In April 2004, the 5,000,000 shares were issued by the transfer agent and reclassed from Common Stock Issuable to Common Stock. The shares were valued at $0.01 per share, the closing price on the date of grant of the 65,000,000 shares discussed above and was being amortized over the term of the agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company recorded $50,000 of Deferred Consulting on the grant date of March 15, 2004 and $2,083 of the balance was amortized and recorded as consulting expense at March 31, 2004. As a result of the issuance of additional shares to the consultant as discussed below, the entire remaining Deferred Consulting balance in the amount of $47,917 was expensed by the Company and recorded as consulting expense in the accompanying Statement of Operations as of June 30, 2004.

In April 2004, the Company issued 6,500,000 shares of common stock as the last modification for two consultants that were issued shares previously. The Company will amortize these shares over the six month term of the agreements based upon the grant date of April 19, 2004 through October 19, 2004. Accordingly, the Company recorded $6,500 of Deferred Consulting on the grant date of April 12, 2004 and $27,083 of the balance was amortized and recorded as consulting expense at June 30, 2004

In April 2004, the Company issued 41,800,000 shares of common stock as the last modification for several consultants that were issued shares previously. The Company will amortize these shares over the one year term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005. Accordingly, the Company recorded $418,000 of Deferred Consulting on the grant date of May 7, 2004 and $69,667 of the balance was amortized and recorded as consulting expense at June 30, 2004

STOCK BASED COMPENSATION PLANS

On September 29, 2003, the Company adopted a stock based compensation plan for 5,000,000 shares of common

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

The following table summarizes activity related to options:

                                           NUMBER OF SHARES     WEIGHTED AVERAGE
Balance at September 30, 2003...........        40,000               $1.00
  Granted...............................             0                   0
  Exercised.............................             0                   0
  Forfeited.............................             0                   0
                                                ------              ------
Balance at June 30, 2004................        40,000               $1.00
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

The terms of options to purchase our common stock are summarized below:

----------------------------OPTIONS OUTSTANDING------------------------------    ------OPTIONS EXERCISABLE------

----------------------------------------------------------------------------------------------------------------
                                                Weighted
                                Number           Average                                            Weighted
                            Outstanding at      Remaining        Weighted           Number          Average
                             Jun 30, 2004      Contractual       Average        Exercisable at      Exercise
Range of Exercise Prices                          Life        Exercise Price     June 30, 2004       Price
------------------------- ------------------- -------------- ----------------- ------------------ -------------
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

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At June 30, 2004, the Company has recorded the total amount due (including accrued interest and penalties) for the unpaid Federal payroll taxes as $246,427 in the accompanying Balance Sheet. As a result of the lack of payments, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

7.     RELATED PARTY TRANSACTIONS

Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700. Additionally, at June 30, 2004, $13,164 has been accrued as interest in the accompanying balance sheet. On November 9, 2003, this director resigned their position.

At June 30, 2004, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company.

From October through December of 2003, the father of the Company's President advanced $26,500 of funds to the Company and this has been classified as other current liabilities in the accompanying balance sheet at June 30, 2004.

8.     SUBSEQUENT EVENTS

In July 2004, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission ("SEC") to seek approval from stockholders of an Agreement and Plan of Merger ("Merger Agreement") between the Company and Red Alert Group, Inc. In August 2004, Red Alert and the Company terminated the proposed Merger of the two companies and entered into a Termination Agreement that provided that each party would bear its own espenses in connection with the terminated merger and that no other fees or expenses in the nature of a break-up fee would be paid by either the Company or Red Alert. The Schedule 14A preliminary proxy statement was withdrawn by the Company on or about August 12, 2004.




                     [This Space Intentionally Left Blank]

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

GENERAL

Nannaco, Inc. ("Nannaco" or the "Company") is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the Over The Counter Electronic Bulletin Board ("OTCBB") under the symbol "NNCO". The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately thereafter began operations. The Company's shares began trading on September 5, 2002 on the OTCBB. The Company provided surface cleaning, surface protection, surface restoration, and other services to commercial businesses, as well to the owners of historical buildings. The Company operated under the trade name of Surface Pro since the Nannaco name did not indicate the nature of the Company's business.

Until September 30, 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the Company to continue operations and the Company changed its strategy due to poor operating conditions and operating results coupled with difficulties in raising capital through debt and equity sources. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve it financial position. The Company is treated as a development stage company and has been since October 1, 2003. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a business combination transaction with a Company having greater financial resources. In December 2003 and January 2004, the Company issued several announcements related to the change in business. The Company initially moved to a new line of business as a consultant and advisor to customers but has abandoned this strategy and is actively seeking a business combination candidate.

In January 2004, the Company formed a new wholly owned subsidiary named American Qualified Financial Services, Inc. ("AQFS"), a Texas Corporation. The Company planned to utilize AQFS to market the reinsurance of debt securities primarily to qualified benefit plans. However, that plan has been abandoned.

In March 2004, the Company announced it had signed a letter of intent to acquire Red Alert Group, Inc., a company specializing in homeland and global security. On or about July 8, 2004 both Boards of Directors approve an Agreement and Plan of Merger. In August 2004, the Company and Red Alert Group, Inc. entered into a Termination Agreement providing that the merger was terminated and that each party would bear its own costs in connection with the merger.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. As of June 30, 2004, we had no assets and $752,575 of liabilities. Of the $752,575 outstanding at June 30, 2004, $246,427 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid. The remaining current obligations (which are all past due) include accounts payable of $55,969, judgment payable of $52,052, sales tax payable of $40,801, bank loans of $59,336, loan payable-related party of $42,700 and convertible debentures of $107,500. The Company does not have sufficient cash resources to pay these obligations.

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

RECENT DEVELOPMENTS

In August 2004, Red Alert and Nannaco entered into a Termination Agreement providing for the termination of the proposed merger between the two companies. The Company is presently in early stage negotiations to effect a merger with a different company but no assurance can be given that in the future a merger with a new candidate for merger will be effected.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern and the valuation of non-cash issuances of common stock. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the three months ended June 30, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

We issued common stock to several parties in non-cash transactions during the nine months ended June 30,2004. For these issuances, valuation was determined based upon the stock closing price on the date of grant.

RESULTS OF OPERATIONS

Financial Analysis of the Three and Nine Months Ended June 30, 2004 and 2003

                                            NINE MONTHS ENDED            THREE MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                           2004          2003           2004           2003
                                      --------------------------------------------------------
REVENUES                              $    15,577    $    43,711    $        --    $     9,486
COST OF REVENUES                           16,848         60,062             --         42,449
                                      --------------------------------------------------------
GROSS LOSS                                 (1,271)       (16,351)            --        (32,963)

OPERATING EXPENSES:
Selling, general and administrative        15,217         68,412              0         42,184
Compensation and payroll taxes          2,003,897         37,500         20,500         12,500
Consulting                              2,810,884          3,620        864,842          2,920
Penalties                                       3          1,574             --            512
Legal and professional                  1,248,841         35,075        263,947         16,265
Debenture liquidated damages               24,500             --             --             --
Rent                                        1,495          6,435             --          2,787
Travel and entertainment                    3,726            215             --             --
Bad debt expense                            1,171             --             --             --
Depreciation                                   --         23,400             --          7,800
                                      --------------------------------------------------------
TOTAL OPERATING EXPENSES                6,109,734        176,231      1,149,289         84,968
                                      --------------------------------------------------------

LOSS FROM OPERATIONS                   (6,111,004)      (192,582)    (1,149,289)      (117,931)

OTHER EXPENSE:
Interest expense, net                     (18,701)        (9,217)        (6,234)        (4,785)
                                      --------------------------------------------------------
TOTAL OTHER EXPENSE                       (18,701)        (9,217)        (6,234)        (4,785)
                                      --------------------------------------------------------

NET LOSS                              $(6,129,705)   $  (201,799)   $(1,155,523)   $  (122,716)
                                      ========================================================

Revenue:

Operating revenue decreased $9,486 or 100%, to zero for the three months ended June 30, 2004 from $9,486 for the three months ended June 30, 2003 and decreased $28,134, or 64%, to $15,577 for the nine months ended June 30, 2004 from $43,711 for the nine months ended June 30, 2003. The decrease is due to the result of the Company making the decision to exit the surface cleaning, surface protection and restoration business and to focus on being a consultant and advisor to customers. No revenue was generated from consulting services and the company ceased this activity in February 2004.

Cost of Sales:

Cost of sales decreased $42,449, or 100%, to zero for the three months ended June 30, 2004 from $42,449 for the three months ended June 30, 2003 and decreased $43,214 or 72%, to $16,848 for the nine months ended June 30, 2004 from $60,062 for the nine months ended June 30, 2003. The decrease is due to the result of the Company making the decision to exit the surface cleaning, surface protection and restoration business and to focus on being a consultant and advisor to customers.

Operating Expenses:

Operating expenses increased $1,064,321 or 1,253%, to $1,149,289 for the three months ended June 30, 2004 from $84,968 for the three months ended June 30, 2003. The increase was primarily the result of a $861,922 increase in consulting fees and a $247,682 increase in legal and professional fees. The increase in consulting and legal and professional fees was primarily the result of the issuance of common stock for services.

Operating expenses increased $5,953,503 or 3,367%, to $6,109,734 for the nine months ended June 30, 2004 from $176,231 for the nine months ended June 30, 2003. The increase was primarily the result of a $1,966,397 increase in compensation, a $2,807,264 increase in consulting fees, and a $1,213,766 increase in legal and professional fees. The increase in compensation, consulting and legal and professional fees was primarily the result of the issuance of common stock for compensation and services.

Other Expense:

Other expense increased $1,449 or 30% to $6,234 for the three months ended June 30, 2004 from $4,785 for the three months ended June 30, 2003 and increased $9,484, or 103% to $18,701 for the nine months ended June 30, 2004 from $9,217 for the nine months ended June 30, 2003. The increase was primarily due to accrued interest for indebtedness.

Liquidity and Capital Resources:

Cash and cash equivalents were $0 at June 30, 2004 as compared to $0 at September 30, 2003, and working capital deficit was $752,575 at June 30, 2004 as compared to $726,139 at September 30, 2003. The increase in the working capital deficit is primarily due to increases in accounts payable, accrued interest, other current liabilities, payroll taxes payable and judgment payable. The Company has no assets at June 30, 2004.

Operating Activities: Net cash provided by operating activities was $0 for the nine months ended June 30, 2004 while cash that was used in operating activities was $162,492 for the nine months ended June 30, 2003. The increase in cash provided by operations resulted primarily due to increases in accrued interest, other current liabilities, accounts payable, payroll taxes payable and judgment payable.

Investing Activities: There were no investing cash flow activities for the nine months June 30, 2004 while cash that was provided by investing activities was $28,892 for the nine months ended June 30, 2003. The decrease in cash provided from investing activities was the result of the Company receiving $44,273 in net cash advances from shareholders and $15,381 for the purchase of property and equipment in 2003 with no such amounts for 2004.

Financing Activities There were no financing cash flow activities for the nine months ended June 30, 2004 while cash provided by financing activities was $133,600 for the same period ending 2003. The decrease in cash provided by operations was the result of the Company receiving $133,600 of proceeds from the issuance of convertible debentures in 2003 with no such amount in 2004.

Short-Term Debt

We are highly leveraged. At June 30, 2004, we have no assets and have current liabilities of $752,575, our stockholders' deficiency is $752,575, we have an accumulated deficit of $5,048,764 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $6,129,705. The following table is a summary of our short-term debt as of June 30, 2004:

                                                                     Balance at
                                                                   June 30, 2004
                                                                   -------------
Bank Loans

$35,000 bank installment loan, dated Feb. 19, 2000, bearing
  interest at 10% per annum, 60 monthly payments of principal and
  interest..............................                              $  25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25%
  per annum, interest payable monthly and line of credit due
  July 15, 2002 (In default at June 30, 2004)........................    33,986
                                                                      ---------
                                                                      $  59,336
                                                                      =========

On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at June 30, 2004. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former President.

At June 30, 2004, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

Loan Payable - Related Party

Loan payable, dated January through July of 2001, bearing interest at
  10% per annum and due in July of 2002............................  $   42,700
                                                                     ==========

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

Convertible Debentures
$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6% per annum and due in March and April of 2006 .......................................................... $  107,500
                                                                     ==========

Total Short-Term Debt                                                  $209,536
                                                                     ==========


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

Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded $21,000 of liquidated damages expense and recorded an additional $3,500 of liquidated damages expense for the three months ended March 31, 2004, resulting in an accrued balance of $35,000. In March 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 1,750,000 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. Accordingly, at June 30, 2004, there is no remaining accrued liquidated damages balance in the accompanying balance sheet.

Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at [June 30], 2004.

In April and May of 2004, $67,500 principal amount of the debentures was converted into 12,668,047 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 10,943,910 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 1,724,137 shares at $0.00435 per share.

As a result of the above conversions, $107,500 principal amount of the convertible debentures is outstanding at June 30, 2004.

Equity Financing

The Company's practice of paying service providers and settling debts with the issuance of common stock is in effect a method of equity financing. Such issuances and the circumstances under which they were made are described elsewhere in this analysis and in the Notes to Financial Statements.

Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not generated sufficient cash from operations to fund our operating activities through the end of fiscal 2004. Presently, we have no source of revenues and are seeking a business combination candidate We cannot assure you that the new business concept we have adopted will provide sufficient operating revenues, if any, or that the proceeds from borrowings under any interim financing we are able to secure will be sufficient to meet our anticipated cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation decreasing by reverse split the number of shares of common stock issued and outstanding and therefore increasing the number of shares we are authorized to issue. Necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2004, our contractual obligations and commitments by type and period:

                                                                 Payments Due by Period
                                                  ---------------------------------------------------
                                                  Less than 1
Contractual Obligations               Total           year       1-3 years   4-5 years  After 5 years
-----------------------               -----       -----------    ---------   ---------   ------------
Short-Term Debt:
Bank Loans......................    $ 59,336      $  59,336            --          --          --
Loan Payable-Related Party......      42,700         42,700            --          --          --
Convertible Debentures..........     107,500        107,500            --          --          --
                                    --------      ---------        ------      ------      ------
Total Short-Term Debt...........    $209,536      $ 209,536        $   --      $   --      $   --
                                    ========      =========        ======      ======      ======

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


2004 OUTLOOK

The ability to continue to operate will be heavily dependent on securing additional capital from investors or from borrowings as a result of the issuance of debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.


Item 3. Evaluation of Disclosure Controls and Procedures.

Steve Careaga, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                      [This Space Intentionally Left Blank]

PART II

Item 1.  Legal Proceedings

The company is currently in litigation with the Wyndham Hotel Corporation concerning a debt for unpaid lodging and meal charges which arose as a result of a convention sponsorship. On June 14, 2002, the Wyndham obtained a summary judgment against the Company in the amount $32.045, plus $10,263 legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At June 30, 2004, the total amount due is $52,052 (including $9,744 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet. The Company is currently in discussions with Wyndham in an attempt to settle the matter.

The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At June 30, 2004, the Company has recorded the total amount due (including accrued interest and penalties) for the unpaid Federal payroll taxes as $246,427 in the accompanying Balance Sheet. As a result of the lack of payments, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

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

Item 4. Submission of matters to a Vote of Securities Holders

On May 13, 2004 the Registrant filed a preliminary Schedule 14A proxy statement with the Securities and Exchange Commission. This proxy statement has been withdrawn without dissemination to stockholders.

Item 5. Other Information

On March 15, 2004, the Registrant entered into Employment Agreement with Steve Careaga for a term of one year and pursuant to which Careaga was issued 5,000,000 shares of common stock and may be issued additional shares of common stock from time to time in consideration of his services required as CEO.

On or around April 8, 2004, the Company executed a Settlement and Release Agreement with James Taylor pursuant to which Taylor agreed to release the Registrant and settle all disputes arising out of $72,999.22 in back accounting fees in exchange for 11,000,000 shares of Company common stock and further engagement as a financial consultant.

On or around March 12, 2004, Andre DeVries resigned all executive positions with and as a director of the Registrant and Steve Careaga was appointed CEO and director of the Registrant.

On or around March 9, 2004 Andrew DeVries, III, the former CEO and member of the board of directors of the Registrant executed a $375,000 promissory note in favor of the Registrant (the "Note"). All principal and interest on the Note was due on April 9, 2004. No payment has been made by Mr. DeVries. The Note is currently in default.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

--------------------------------------------------------------------------------
Exhibit       Title                               Location
--------------------------------------------------------------------------------
3             Articles of Incorporation           Incorporated by Reference to
                                                  the SB-2 registration
                                                  statement filed on August 21,
                                                  2000.
--------------------------------------------------------------------------------
3.1           Bylaws                              Incorporated by Reference to
                                                  the SB-2 registration
                                                  statement filed on August 21,
                                                  2000.
--------------------------------------------------------------------------------
3.2           Certificate of Amendment to         Incorporated by Reference to
              Articles of Incorporation           the SB-2 registration
                                                  statement filed on August 21,
                                                  2000.
--------------------------------------------------------------------------------
3.3           Certificate of Amendment to         Incorporated by Reference to
              Articles of Incorporation           the SB-2 registration
                                                  statement filed on August 21,
                                                  2000.
--------------------------------------------------------------------------------
10.4          Agreement and Plan of Merger        Filed Herewith
              dated July 8, 2004 between
              Nannaco and Red Alert
--------------------------------------------------------------------------------
10.5          Termination Agreement dated         Filed Herewith
              August 16 terminating Nannaco Red
              Alert merger
--------------------------------------------------------------------------------
31.1          Certification by Principal          Attached
              Executive Officer
--------------------------------------------------------------------------------
31.2          Certification of Principal          Attached
              Financial Officer
--------------------------------------------------------------------------------
32            Certifications of Principal         Attached
              Executive and Financial Officer
              Pursuant to 906
--------------------------------------------------------------------------------

(b) Reports on Form 8-K.

During the period ended June 30, 2004, the Company filed the following reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE          TITLE                            DATE
------------------          -----                            ----

  /s/                       Principal Executive Officer,     August 23, 2004
--------------------------  Principal Financial Officer,
Steve Careaga               Sole Director