Form 10KSB
period 2004-09-30
NANNACO INC
filed 2005-02-02
CIK 1112748

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-KSB
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________________

                        Commission File Number #000-50672


                                  Nannaco, Inc.
                 (Name of small business issuer in its charter)


            Texas                                          74-2891747
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                   7235 North Creek Loop, Gig Harbor, WA 98335
               (Address of principal executive offices) (Zip Code)


                                 (253) 853-3632
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class                   Name of exchange on which registered
             None                                           None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

State issuer's revenues for its most recent fiscal year................$ 15,577

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of the date of this report, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $39,839.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

As of January 25, 2005, there were approximately 1,543,563 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_|                  No |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1.         Description of Business
Item 2.         Description of Property
Item 3.         Legal Proceedings
Item 4.         Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Item 6.         Management's Discussion and Analysis or Plan of Operation
Item 7.         Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8.A.       Controls and Procedures
Item 8.B        Other Information

                                    PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act
Item 10.        Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.        Certain Relationships and Related Transactions
Item 13.        Exhibits
Item 14.        Principal Accounting Fees and Services


                                      (i)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this report or Forms 10-QSB, Forms 8-K, and any information statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered, not misleading.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Information

Nannaco, Inc. ("Nannaco" or the "Company") was incorporated under the laws of the State of Texas on October 20, 1998, and immediately thereafter began operations. The Company provided surface cleaning, surface protection, surface restoration, and other services to commercial businesses, as well as to the owners of historical buildings. The Company operated in the past under the trade name of Surface Pro in order to align the name of the company with its principal business activity.

Until September of 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations. In September of 2003, the Company changed its strategy due to poor operating conditions and operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fiscal fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger or acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.

RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1.    Going Concern Risk

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in note 2 to our audited financial statements for the years ended September 30, 2004 and 2003. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2004. In addition, we are in default under our convertible debenture agreements. We had net losses of $6,400,107 for the year ended September 30, 2004 and $977,156 for the year ended September 30, 2003. At September 30, 2004, our current liabilities exceeded our current assets by $840,706, our stockholders' deficiency was $840,706, and we had an accumulated deficit from prior business operations of $5,048,764 and a deficit accumulated during the development stage of $6,400,107 at September 30, 2004.

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

We have substantial current obligations. As of September 30, 2004, we had $840,706 of liabilities as compared to $726,763 as of September 30, 2003. Of the $840,706 outstanding at September 30, 2004, $258,608 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid and is in discussions with the IRS concerning resolution of the matter. The remaining current obligations (which are all past due) include accounts payable of $137,497, judgment payable of $53,110, bank loans of $59,335, loan payable-related party of $42,700, accrued compensation-related party of $25,092, due to consultants of $36,196 and convertible debentures of $107,500. The Company does not have sufficient cash resources to pay these obligations.

Or substantial debt obligations and lack of cash flow pose risks to our business and stockholders by:

      o     making it difficult for us to satisfy our obligations;

      o requiring us to dedicate a substantial portion of our cash flow in the future, if any, to principal and interest payments on our debt and other obligations, thereby reducing the availability of our cash flow in the future to fund working capital, capital expenditures and other corporate requirements;

      o impeding us from obtaining additional financing for working capital, capital expenditures and general corporate purposes.

We cannot assure you that in the future we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments, financial covenants and other obligations. We have failed to make required payments under certain agreements and related documents governing our indebtedness and failed to comply with the financial and operating covenants contained in them. We are in default on certain indebtedness and significantly behind in making payments on other financial obligations.

2. No Current Relevant Operating History.

The Company has no current relevant operating history, no revenues from operations and minimal assets. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3. No Assurance of Success or Profitability.

There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

4. Type of Business Acquired.

The type of business to be acquired (if any) may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

7. Conflicts of Interest.

Certain conflicts of interest exist between the Company and its executive officer and director. He has other business interests to which he devotes his primary attention, and he may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his fiduciary duties to the Company.

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

10. Need for Additional Financing.

The Company has no funds to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

11. Competition.

The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

12. No Foreseeable Dividends.

The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

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

EMPLOYEES

As of September 30, 2004, Nannaco had no employees who worked for the Company full time and a chief executive officer who devotes only so much time as is required to fulfill his duties under his employment agreement dated March 15, 2004 as amended. The chief executive officer is also the sole director and in that capacity works on a contract basis for consulting services as more fully set forth as Exhibit 4.7 to the Form S-8 the Company filed in November, 2004.

ITEM 2. DESCRIPTION OF PROPERTY

As of September 30, 2004, the Company had no property and shared the corporate offices of another business for no rent. The Company's address is 7235 North Creek Loop, Gig Harbor, WA 98335 .

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is not presently engaged in any legal proceedings not previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 2004, the Company received a sufficient number of written consents to amend the articles of incorporation to increase the capitalization of the company and to provide for blank check preferred capital stock.

In September 2004, the Company received a sufficient number of written consents to authorize and effect a 1-for-100 reverse stock split. The reverse stock split reduced the total number of shares of common stock issued and outstanding as of the record date from 474,253,389 to 4,742,534. Votes representing more than two thirds of all shares of common stock entitled to vote on the matter voted to approve these changes.

In December 2004, the Company received a sufficient number of written consents to authorize and effect a 1-for-40 reverse stock split. The reverse stock split reduced the total number of shares of common stock issued and outstanding as of the record date from 63,742,534 to 1,543,563. Votes representing more than two thirds of all shares of common stock entitled to vote on the matter voted to approve these changes.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 30, 2004, Nannaco had 118,563 shares of common stock issued and outstanding adjusted for a 1 for 100 and a 1 for 40 stock split and had approximately 60 stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB since our common stock began trading in the fourth quarter of 2002 through 2004. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

The Company's common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NNNC.OB".

The Company's Common Stock commenced trading on September 5, 2002. The bid price of our common stock was $0.05 cents per share on January 25, 2005.


Period                                               High (1)       Low (1)

Fourth Quarter           2002                        0.47              0.25

First Quarter            2003                        0.40              0.055
Second Quarter                                       0.12              0.020
Third Quarter                                        0.035             0.125
Fourth Quarter                                       0.065             0.012

First Quarter            2004                        0.04              0.007
Second Quarter                                       0.028             0.028
Third Quarter                                        0.037             0.028
Fourth Quarter                                       0.032             0.028

1) Prices presented for the last day of each period noted. Prices have in certain periods been adjusted to reflect a 1 for 100 and 1 for 40 reverse stock split and have been based on historical prices as reported, which may or not be reliable.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES

The following sets forth unregistered sales of securities by us pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), during the proceeding fiscal year:

          On August 23, 2004, the Company sold 10,000,000 shares of newly designated Series A Convertible Preferred Stock to one purchaser in a transaction exempt from registration under section 4 (2) of the Securities Act.

         On October 29, 2004, the Company issued shares of common stock to Steve Careaga in the amount of 750,000 shares. The common stock is issued to Mr. Careaga in his capacity as Chief Financial Officer and director as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, Mr. Careaga must raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares. The shares were issued in reliance on section 4
(2) of the Securities Act.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF SEPTEMBER 30, 2004

-------------------------------------------------------------------------------------------------------------------------
                                                                                               Number of Securities
                                                                                               remaining available for
                                  Number of  Securities to be                                  future issuance under
                                  issued upon exercise of           Weighted-average price     equity compensation
                                  outstanding options, warrants     of outstanding options,    plans (excluding
                                  and rights                        warrants and rights        securities reflected in
                                                                                               column (a)
-------------------------------------------------------------------------------------------------------------------------
                                  (a)                               (b)                        (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans         -0-                               -0-                        -0-
approved by security holders
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not     5,000,000                         -0-                        -0-
approved by security holders
-------------------------------------------------------------------------------------------------------------------------
TOTAL                             5,000,000                         -0-                        -0-
-------------------------------------------------------------------------------------------------------------------------

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

GENERAL

History

Nannaco, Inc. ("Nannaco", "the Company", "we", "us") was incorporated under the laws of the State of Texas on October 20, 1998, and immediately thereafter began operations. The Company previously provided surface cleaning, surface protection, surface restoration, and other services to commercial businesses, as well to the owners of historical buildings. The Company previously operated under the trade name of Surface Pro.

Until September of 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations. In September of 2003, the Company changed its strategy due to poor operating conditions and operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve it financial position.

OVERVIEW OF COMPANY

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended September 30, 2004 and 2003, the Company reported net losses of $6,400,107 and $977,156 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments
      - The Company's ability to achieve profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

In March 2004, the Company announced they had signed a letter of intent to acquire Red Alert Group, Inc. ("Red Alert"), a company specializing in homeland and global security. The Company anticipated that upon the successful completion of the announced acquisition, the name of the Company would be changed to Red Alert Group, Inc.

In November 2004, the Company announced that the merger previously announced with Red Alert was terminated. The Board of Directors of both Nannaco and Red Alert approved the termination, without cause, of the Agreement and Plan of Merger. As a result of the termination of the agreement, both companies will bear their own expenses in connection with the merger and neither company will owe to the other either break-up fees or other costs and expenses.

On August 23, 2004, the Company sold 10,000,000 shares of newly designated Series A Convertible Preferred Stock. The obligation to buy the Series A Convertible Preferred Stock created by the Subscription Agreement was, on the same date, exchanged for a promissory note executed by the buyer as maker and the Company as holder. The promissory note is in the principal amount of $100,000, bears interest at the rate of 2% per annum and will be paid in installments. The first installment is due on October 15, 2004 in the amount of $10,000 and thereafter installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005.

The first installment under a promissory note receivable held by the Company was due on October 15, 2004 in the amount of $10,000 (See History and Nature of Business - Note 1). The Company did not receive this payment. Additionally, installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005. The second, third and fourth installments due on November 15, December 15, 2004 and January 15, 2005 in the amount of $7,500 each plus accrued interest were not received by the Company either. As of the date of our Financial Statements, the Company has not notified the nonperforming party that an event of default has occurred.

However, the Company believes that the promissory note is fully collectible and that it will obtain the required proceeds in the foreseeable future.

On October 6, 2004, a reverse split was completed and the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 after the reverse split.

On October 28, 2004 the Company and NAZZ Productions, Inc. entered into an agreement to merge a subsidiary of Nannaco into NAZZ Productions, Inc. ("NAZZ") and to rename the Company NAZZ Productions, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of NAZZ issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holder of NAZZ common stock will hold 95% of all shares of Nannaco's common stock outstanding immediately after the closing of this merger transaction, on a fully diluted basis. The obligation of NAZZ to close is conditioned on, among other things, the satisfactory completion of due diligence review by NAZZ and the reduction of Nannaco's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by NAZZ for breach of any of the representations and warranties or covenants of Nannaco if such breach is not cured within thirty days of written notice; by Nannaco for breach of any NAZZ representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party in the event the merger is not closed by December 30, 2004. In the event Nannaco breaches the agreement with NAZZ by engaging in efforts leading to the acquisition of Nannaco by a corporation other than NAZZ then, NAZZ shall be entitled to a $200,000 break-up fee".

On October 29, 2004, the Company issued shares of common stock to Steve Careaga in the amount of 750,000 shares. The common stock is issued to Mr. Careaga in his capacity as Chief Financial Officer and director as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, Mr. Careaga must raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares.

In November 2004, the Company issued 675,000 shares of its $0.001 par value common stock to four groups for legal and consulting services. The issuance of the shares was pursuant to a registration statement filed on Form S-8.

In December 2004, the Company provided an Information Statement to its stockholders indicating consents had been obtained in sufficient number to authorize the board of directors to effect a 1 for 40 reverse stock split of the common stock. Nannaco is currently authorized to issue 500,000,000 shares of its common stock of which 63,742,534 shares are issued and outstanding as of November 4, 2004. Shareholders holding 51,000,000 of the voting capital stock have consented in writing to the proposal, constituting approval in excess of 67% of the shares entitled to vote. A reverse split on a 1 for 40 basis would reduce the number of issued and outstanding shares to approximately 1,543,563, but will not reduce the number of authorized shares of common stock. The reverse split will not have any effect on the stated par value of the common stock.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the realizability of a note receivable, provision for investor loans, impairment of property and equipment, evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The Company has no revenues but continues to incur liabilities. The independent auditors' reports to our financial statements for the years ended September 30, 2004 and 2003, include an emphasis paragraph in addition to their audit opinion stating that the Company's recurring losses from operations including a net loss in 2004 of $6,400,107, working capital deficit of $840,706 at September 30, 2004, accumulated deficit from prior business operations and deficit accumulated during the development stage at September 30, 2004 of $5,048,764 and $6,400,107, respectively, substantial obligations with no current resources to satisfy the obligations and the Company's default on convertible debentures raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

NOTE RECEIVABLE

Note receivable resulted from the sale of 10,000,000 shares of newly designated Series A Convertible Preferred Stock and is reported at anticipated realizable value. Management reviews the customer account for the note on a routine basis to determine if the account should be charged off or written down. At September 30, 2004, the note receivable is deemed to be collectible in full.

PROVISION FOR UNCOLLECTIBLE INVESTOR LOANS

At September 30, 2002, loans receivable was $109,000 and related accrued interest was $21,700. For 2003, the Company has treated the loans receivable from investors as non-accrual loans with regard to interest. During 2003, $50,000 of the total $109,000 in loans was repaid and the remaining $59,000 loans receivable and accrued interest of $21,760 was charged to operations as a bad debt on uncollectible loans. Any future recovery of these loans and interest will be recognized as other income. As a result of these entries, the Company has no investor loans at September 30, 2004.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

The Company has ceased all operating activities and has disposed of its assets while formulating a plan to improve its financial position. As a result, the Company disposed of the majority of its property and equipment for zero proceeds and recorded a loss from disposition of assets in the amount of $94,072 during the year ended September 30, 2003. Additionally, the remaining assets were deemed impaired and we recorded a $15,382 impairment charge for the year ended September 30, 2003. As a result of these activities, the Company has no property and equipment at September 30, 2004.

BENEFICIAL CONVERSION FEATURE IN CONVERTIBLE DEBENTURES AND CONVERTIBLE PREFERRED STOCK

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued convertible debentures and convertible preferred stock. A beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at September 30, 2004.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during 2004. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of issuance.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $96,126 during fiscal year 2004 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $2,819,000 and expire in the years through 2023.

As of October 1, 2003, the Company has changed its strategy and moved into a new line of business. As a result of this change, under IRS rules, approximately $2,537,000 of the net operating loss carry-forwards through September 30, 2003 discussed above will not be allowable.

RESULTS OF OPERATIONS

Fiscal year ended September 30, 2004 compared to fiscal year ended September 30, 2003

                                                YEAR ENDED SEPTEMBER 30,

                                              2004                 2003
                                         ---------------------------------------

REVENUES FROM DISCONTINUED OPERATIONS    $    15,577           $    67,773
COST OF REVENUES                              16,848                67,408
                                         ---------------------------------------
GROSS LOSS                                    (1,271)               (365)

OPERATING EXPENSES:
Selling, general and administrative           16,186                62,025
Compensation and payroll taxes             2,040,578               441,588
Consulting                                 2,957,996                33,682
Penalties                                          -                 4,493
Legal and professional                     1,328,986                48,025
Debenture liquidated damages                  26,740                     -
Rent                                           1,495                 5,918
Travel and entertainment                       3,726                   323
Loss on disposition of assets                      -                94,072
Provision for uncollectible loans                  -                80,760
Amortization of debt issue costs                   -                65,400
Debenture liquidated damages                       -                17,500
Impairment of assets                               -                15,382
Termination of merger fee                          -                30,000
Bad debt expense                               1,171                     -
                                         ---------------------------------------
TOTAL OPERATING EXPENSES                   6,376,878               899,168
                                         ---------------------------------------

LOSS FROM OPERATIONS                      (6,378,149)             (898,804)

OTHER INCOME (EXPENSE):
Other income                                       -                     -
Settlement gain                                    -                 1,750
Interest expense, net                        (21,959)              (80,102)
                                         ---------------------------------------
TOTAL OTHER INCOME (EXPENSE)                 (21,959)              (78,352)
                                         ---------------------------------------

NET LOSS                                 $(6,400,107)          $  (977,156)
                                         =======================================

Revenue:

Revenue on discontinued operations decreased $52,196, or 77%, to $15,577 for 2004 from $67,773 for 2003. The decrease was primarily the result of the Company making the decision to exit the current line of business and to focus on being a consultant and advisor to customers.

Cost of Sales:

Cost of sales relating to revenue from discontinued operations decreased $50,560, or 75%, to $16,848 for 2004 from $67,408 for 2003. The decrease was primarily the result of making the decision to exit the current line of business and to focus on being a consultant and advisor to customers.

Operating Expenses:

Operating expense increased to $6,376,878 for 2004 from $899,168 for 2003. The increase was primarily the result of a $1,598,989 increase in compensation, a 2,924,314 increase in consulting and a $1,280,961 increase in legal and professional. The increase in compensation, consulting and legal and professional was primarily the result of the issuance of stock for services and amortization of deferred services.

Other Income (Expense):

Other income (expense) increased $56,373 of income, or 72% to $21,959 of expense for 2004 from $78,352 of expense for 2003. The increase in income was primarily due to a $58,143 decrease in interest expense. The decrease in interest expense was related to a 58,333 charge in 2003 for a beneficial conversion feature inherent in convertible debentures we issued in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0 at September 30, 2004 as compared to $0 at September 30, 2003, and working capital deficit was $840,706 at September 30, 2004 as compared to $726,140 at September 30, 2003. The increase in the working capital deficit was primarily due to a $36,196 increase in due to consultants and a $77,190 increase in payroll taxes payable.

Operating Activities: Cash used in operating activities was $0 for fiscal year ended September 30, 2004 while cash that was provided by operating activities was $100,991 for the fiscal year ended September 30, 2003. The decrease in cash used resulted primarily from a $5,422,952 increase in net loss offset primarily by increases of $1,202,800 of stock issued for legal and professional, $1,769,001 of stock issued for consulting, $1,963,387 for amortization of deferred compensation and $1,182,175 for amortization of deferred consulting.

Investing Activities: There were no investing activities for fiscal year ended September 30, 2004 while cash that was used in investing activities was $15,382 for the fiscal year ended September 30, 2003. In 2003, cash used in investing activities resulted from cash advances to stockholders.

Financing Activities: There were no financing activities for the fiscal year ended September 30, 2004 while cash that was used in financing activities was $116,373 for the fiscal year ended September 30, 2003. In 2003, the cash used in financing activities resulted primarily from $122,100 of proceeds from a convertible debenture offering, net of $52,900 in costs.

Our principal uses of cash to date have been for operating activities and we have funded our operations during fiscal year 2004 and 2003 primarily by incurring indebtedness and issuing stock for services. During the fiscal year ended September 30, 2003, we had proceeds of $122,100 from the issuance of convertible debentures, net of $52,900 of costs. In addition, we made principal payments of $5,727 on existing debt during the fiscal year ended September 30, 2003.

SHORT-TERM DEBT

Our short-term debt at September 30, 2004 consisted of the following:

BANK LOANS
$35,000 bank installment loan, dated Feb. 19, 2000,
  bearing interest at 10% per annum, 60 monthly
  payments of principal and interest..............................     $  25,350
$35,000 bank line of credit, bearing interest at
  prime plus 1.25% per annum, interest payable monthly
  and line of credit due July 15, 2002............................        33,986
                                                                       ---------
                                                                       $  59,336
                                                                       =========

     On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at September 30, 2004. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former President.

     At September 30, 2004, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

LOAN PAYABLE - RELATED PARTY

Loan payable, dated January through July of 2001,
  bearing interest at 10% per annum and due in July of 2002.......     $  42,700
                                                                          ======

     Beginning in January of 2001 and through July of 2001, Mark Triesch, a director of the Company at that time, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. As of July 2002, the entire amount was due and payable. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700.

CONVERTIBLE DEBENTURES
$175,000 Convertible Debentures, dated March and April
  of 2003, bearing interest at 6% per annum and due in
  March and April of 2006.........................................     $ 107,500
                                                                         =======

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

         The Company recognized an immediate $58,333 interest expense and paid-in capital relating to a beneficial conversion feature inherent in the debentures since the debentures were immediately convertible and the debentures became due on demand due to a default (see below.) In connection with the offering, in addition to cash offering costs of $52,900, the Company issued 500,000 of its common shares to the investment bankers. The shares were valued on the grant date at the trading price of $0.03 per share or $12,500. The total offering costs of $65,400 were initially deferred to be amortized over the term of the debentures, however due to a default provision which changed the debentures maturity to due on demand (see below), the $65,400 was fully expensed as of September 30, 2003.

         Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a gain on settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. Effective March 31, 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 438 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. For the period from April 1, 2004 through September 30, 2004, the Company recorded an additional $2,240 of liquidated damages resulting in an accrued balance of $2,240 as of September 30, 2004.

         Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at September 30, 2004.

         In April and May of 2004, $67,500 principal amount of the debentures was converted into 12,668,047 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 10,943,910 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 1,724,137 shares at $0.00435 per share.

         As a result of the above conversions, $107,500 principal amount of the convertible debentures is outstanding at September 30, 2004.

EQUITY FINANCING

None

LIQUIDITY

To continue with our business plan, we will require additional short-term working capital and we have not had generating sufficient cash from operations to fund our operating activities through the end of fiscal 2005. Presently, we have no source of revenues and have moved into a new business concept as a consultant and advisor to customers. We cannot assure you that the new business concept will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of September 30, 2004, our contractual obligations and commitments by type and period:

                                                                    PAYMENTS DUE BY PERIOD
                                                           LESS THAN 1
CONTRACTUAL OBLIGATIONS                      TOTAL             YEAR         1-3 YEARS      4-5 YEARS   AFTER 5 YEARS
-----------------------                      -----             ----         ---------      ---------   -------------
Short-Term Debt:

Bank Loans                                    59,336           59,336               -              -               -
Loan Payable-Related Party                    42,700           42,700               -              -               -
Convertible Debentures                       107,500          107,500               -              -               -
                                         -----------        ---------       ---------      ---------   ---------------
Total Short-Term Debt                    $   209,536        $ 209,536       $       -              -               -
                                         ===========        =========       =========      =========   ===============

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The adoption of SFAS No. 145 did not have a significant impact on our financial position and results of operations.

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

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the first quarter of 2003. The adoption of FAS 148 did not have a material impact on our financial position and results of operations 2004 OUTLOOK The ability to continue in existence is heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes thereto are filed together with this report starting at Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

James J. Taylor, C.P.A., audited our balance sheets as of September 30, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. Such financial statements accompanied our Form 10-KSB for the year ended September 30, 2002 and were filed with the Securities and Exchange Commission on January 22, 2003. The report of James J. Taylor, C.P.A. on such financial statements, dated January 6, 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained an explanatory paragraph expressing concern as to the Company's ability to continue as a going concern.

Our client-auditor relationship with James J. Taylor, C.P.A. ceased on January 5, 2004. The Company engaged Salberg & Company, P.A. ("Salberg"). On January 5, 2004 as its principal accountant to audit the Company's financial statements for the year ended September 30, 2003.

During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, the Company did not consult Salberg on any matters described in Item 304(a)(2)(i) of Regulation S-K. During each of the two
(2) years ended September 30, 2002 and 2001, and all subsequent interim periods, the Company did not consult Salberg on any matters described in Item 304(a)(2)(ii) of Regulation S-K.

During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Taylor's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During each of the two (2) years ended September 30, 2002 and 2001, and all subsequent interim periods, Taylor did not advise the Company of any "reportable events" as described in
Item 304(a)(1)(v) of Regulation S-K. The Company requested Taylor to furnish a letter addressed to the Commission, stating whether he agrees with the statements made by the Company, and, if not, stating the respects in which it does not agree.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and in September 30, 2003, the Company changed its strategy due to poor operating conditions, coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy that committed to the disposal of its current business and to seek a merger/acquisition transaction with a company having better financial resources and/or act as a holding company for newly developed businesses. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve it financial position. The Company had moved to a new line of business as a consultant and advisor to customers, however, they ceased this activity in March 2004. The Company continues to seek a merger/acquisition candidate and is treated as a development stage company, effective October 1, 2003.

As of the date this report is filed, our Company's principal executive officers and financial officers are evaluating the Company's internal controls and other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. This evaluation is anticipated to enable our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

ITEM 8B. OTHER INFORMATION.

      On October 28, 2004 the Company and NAZZ Productions, Inc. entered into an agreement to merge a subsidiary of Nannaco into NAZZ Productions, Inc. ("NAZZ") and to rename the Company NAZZ Productions, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of NAZZ issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holder of NAZZ common stock will hold 95% of all shares of Nannaco's common stock outstanding immediately after the closing of this merger transaction, on a fully diluted basis. The obligation of NAZZ to close is conditioned on, among other things, the satisfactory completion of due diligence review by NAZZ and the reduction of Nannaco's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by NAZZ for breach of any of the representations and warranties or covenants of Nannaco if such breach is not cured within thirty days of written notice; by Nannaco for breach of any NAZZ representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party in the event the merger is not closed by December 30, 2004. In the event Nannaco breaches the agreement with NAZZ by engaging in efforts leading to the acquisition of Nannaco by a corporation other than NAZZ then, NAZZ shall be entitled to a $200,000 "break-up fee".

                                    PART III

      The information called for by Items 9 - 12 of Form 10KSB are contained in the definitive information statement (the "Definitive Information Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2004 merger agreement as previously disclosed or Annual Meeting of Stockholders, and is hereby incorporated by reference to the Definitive Information Statement, as filed.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report:

Exhibit                           Title                                            Location
-------                           -----                                            --------
2                         Plan and Agreement of Merger with NAZZ              Incorporated by Reference to Form
                          Productions, Inc.                                   8-K dated August 23, 2004

3.1                       Articles of Incorporation                           Incorporated by Reference to the
                                                                              SB-2 Registration Statement filed
                                                                              August 21, 2000

3.2                       Bylaws                                              Incorporated by Reference to the
                                                                              SB-2 Registration Statement filed
                                                                              on August 21, 2000

3.2a                      Certificate of Amendment to Articles                Incorporated by Reference to the
                          of Incorporation                                    SB-2 Registration Statement filed
                                                                              on August 21, 2000

3.3                       Certificate of Amendment to Articles                Incorporated by Reference to the
                          of Incorporation                                    Preliminary Schedule 14C filed
                                                                              February 10, 2004

3.4                       Certificate of Designation of Series A              Incorporated by Reference to Form
                          Convertible Preferred Stock                         8-K dated August 23, 2004

4.01                      2003 Stock Option And Grant Plan                    Incorporated by Reference to Form
                                                                              S-8 Registration Statement filed
                                                                              September 30, 2003

4.1                       Form of Common Stock Certificate                    Incorporated by Reference to the
                                                                              SB-2 Registration Statement filed
                                                                              on August 21, 2000

4.1a                      Engagement Agreement with The Otto Law              Incorporated by Reference to the
                          Group, PLLC                                         Form S-8 Registration Statement
                                                                              filed November 21, 2003

4.1b                      Consulting Services Agreement with James            Incorporated by Reference to Form
                          J. Taylor                                           S-8 filed April 21, 2004

4.1c                      Amendment No. 5 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Bartholomew                       S-8 filed May 11, 2004
                          International Investments Limited, Inc.
                          and NANNACO, Inc.

Exhibit                           Title                                            Location
-------                           -----                                            --------
4.2                       Consulting Services Agreement between               Incorporated by reference to the
                          Aequitas Company and NANNACO, Inc.                  Form S-8 Registration Statement
                                                                              filed November 21, 2003

4.2a                      Amendment No. 1 to Consulting Services              Incorporated by Reference to Form
                          Agreement with Nicole Van Coller                    S-8 filed May 11, 2004

4.3                       Consulting Services Agreement with                  Incorporated by reference to the
                          T.T. Byrne Capital Investments, Inc.                Form S-8 Registration Statement
                          dated 11-17-2003                                    filed November 21, 2003

4.3b                      Consulting Services Agreement                       Incorporated by reference to the
                          between Michael Nerone and NANNACO, Inc.            Form S-8 Registration Statement
                                                                              filed January 13, 2004

4.4                       Consulting Services Agreement between               Incorporated  by  reference  to
                          Bartholomew International Investments               the Form S-8 filed November 21,
                          Limited, Inc. and NANNACO, Inc. (1                  2003

4.4a                                                                          Incorporated by Reference to Form
                          Consulting Services Agreement between               S-8 Registration Statement filed
                          Kenneth Davidson and NANNACO, Inc.                  January 13, 2004

4.4b                      Amendment No. 1 to Consulting Services              Incorporated by Reference to the
                          Agreement with Michael Nerone                       Form S-8 Registration Statement
                                                                              filed March 2, 2004

4.4c                      Amendment No. 1 to Agreement with Vintage           Incorporated by Reference to Form
                          Filings, LLC dated May 6, 2004                      S-8 filed May 11, 2004

4.5                       Consulting Services Agreement between               Form S-8 Registration Statement
                          Mark Triesch and NANNACO, Inc.                      filed January 13, 2004

4.5a                      Amendment No.1 to Consulting Services               Form S-8 Registration Statement
                          Agreement between Kenneth Davidson and              filed March 2, 2004
                          NANNACO, Inc.

4.5b                      Consulting Services Agreement with Chris            Incorporated by Reference to Form
                          Ebersole dated May 6, 2004                          S-8 filed May 11, 2004

4.6                       Consulting Services Agreement with                  Incorporated by reference to the
                          Vintage Filings, LLC                                Form S-8 Registration Statement
                                                                              filed November 21, 2003

4.6a                      Amendment No. 1 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Mark Triesch and                  S-8 Registration Statement filed
                          NANNACO, Inc.                                       March 2, 2004

Exhibit                           Title                                            Location
-------                           -----                                            --------

4.6b                      Amendment No. 4 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Bartholomew                       S-8 Registration Statement filed
                          International Investments Limited, Inc.             April 15, 2004
                          and NANNACO, Inc.

4.7                       Amendment No. 1 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Aequitas Company and              S-8 Registration Statement filed
                          NANNACO, Inc.                                       January 13, 2004

4.7a                      Amendment No. 1 to Employment Agreement             Incorporated by reference to the
                          with Andrew Devries III                             Form S-8 Registration Statement
                                                                              filed November 21, 2003

4.8                       Amendment No. 1 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Bartholomew                       S-8 Registration Statement filed
                          International Investments Limited, Inc.             January 13, 2004
                          and NANNACO, Inc.

4.8c                      Consulting Services Agreement with                  Incorporated by Reference to Form
                          Vintage Filings, LLC dated April6, 2004             S-8 filed April 15, 2004

4.3(e)                    Amendment No. 6 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Bartholomew                       S-8 filed November 4, 2004
                          International Investments Limited, Inc.,
                          and Nannaco, Inc.

4.4e                      Consulting Services Agreement between               Incorporated by Reference to Form
                          Bruce Arthur Hall and Nannaco, Inc.                 S-8 filed November 4, 2004

4.5e                      Consulting Services Agreement between Lou           Incorporated by Reference to Form
                          Digiaimo, Jr. and Nannaco, Inc.                     S-8 filed November 4, 2004

4.6e                      Amendment No.1 to Consulting Services               Incorporated by Reference to Form
                          Agreement between Lou Digiaimo, Jr.                 S-8 filed November 4, 2004
                          and Nannaco, Inc

4.7a                      Consulting Services Agreement between               Incorporated by Reference to Form
                          Steve Careaga and Nannaco,                          S-8 filed November 4, 2004
                          Inc.

4.9                       Amendment No. 1 to Consulting Services              Incorporated by Reference to Form
                          Agreement with Caopital Group                       S-8 filed April 15, 2004
                          International dated April 14, 2004

Exhibit                           Title                                            Location
-------                           -----                                            --------
4.10                      Consulting Services Agreement with                  Incorporated by Reference to Form
                          Michael Park dated April 14, 2004                   S-8 filed April 15, 2004

4.12                      Amendment No. 2 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Bartholomew                       S-8 filed March 2, 2004
                          International Investments Limited, Inc.
                          and NANNACO, Inc.

4.13                      Amendment No. 2 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Aequitas Company and              S-8 filed March 2, 2004
                          NANNACO, Inc.

4.14                      Consulting Services Agreement with                  Incorporated by Reference to Form
                          Bagswell Capital LLC dated February 23,             S-8 filed March 2, 2004
                          2004

4.15                      Consulting Services Agreement with Seth             Incorporated by Reference to Form
                          Elliott dated February 23, 2004                     S-8 filed March 2, 2004

10.1                      Settlement Agreement and Release with               Incorporated by Reference to Form
                          and by  James J. Taylor                             10 QSB filed May 24, 2004

10.1a                     Employment Agreement with Andrew                    Incorporated by Reference to
                          Devries III dated June 1, 2002                      Form8-K filed November 18, 2004

10.1b                     Amendment No. 1 to Employment Agreement             Incorporated by Reference to
                          with Andrew Devries III dated June 1,               Form8-K/A filed February 10,2004
                          2003

10.2                      Employment Agreement with Steve Careaga             Incorporated by Reference to the
                                                                              Form S-8 registration statement
                                                                              filed on March 16, 2004

10.3                      $375,000 Promissory Note executed by                Incorporated by Reference to Form
                          Andre DeVries, III payable to the                   10QSB/A filed June 21, 2004
                          Nannaco

10.4                      Agreement and Plan of Merger dated July             Incorporated by Reference to Form
                          8, 2004 between Nannaco and Red Alert               10QSB filed August 25, 2004

10.5                      Termination Agreement dated August 16               Incorporated by Reference to Form
                          terminating Nannaco/Red Alert merger                10QSB filed August 25, 2004

10.6                      Nelana Holdings, Ltd. Subscription for              Incorporated by Reference to Form
                          Series A Convertible Preferred Stock                8-K dated August 23, 2004

10.7                      Promissory Note dated August 23, 2004:              Incorporated by Reference to Form
                          Nelana Holdings, Ltd. Maker                         8-K dated August 23, 2004

Exhibit                           Title                                            Location
-------                           -----                                            --------
10.8                      Consulting Agreement with Steve Careaga,            Incorporated by Reference to Form
                          dated October 29, 2004                              8-K filed October 29, 2004

41                        Amendment No. 3 to Consulting Services              Incorporated by Reference to Form
                          Agreement with Bartholomew International            S-8 filed March 16, 2004
                          Investments Limited dated February 23,
                          2004

42                        Amendment No.2 to Consulting Services               Incorporated by Reference to Form
                          Agreement between Kenneth Davidson and              S-8 filed March 16, 2004
                          NANNACO, Inc. dated March 15, 2004

43                        Amendment No. 2 to Consulting Services              Incorporated by Reference to Form
                          Agreement between Mark Triesch and                  S-8 filed March 16, 2004
                          NANNACO, Inc.

44                        Consulting Services Agreement with                  Incorporated by Reference to Form
                          Daedalus Ventures, Inc. dated March 15,             S-8 filed March 16, 2004
                          2004

45                        Consulting Services Agreement with Nicole           Incorporated by Reference to Form
                          Leigh Van Coller dated March 15, 2004               S-8 filed March 16, 2004

46                        Amendment No. 1 to Consulting Services              Incorporated by Reference to Form
                          Agreement with Bagswell Capital LLC                 S-8 filed March 16, 2004

47                        Consulting Services Agreement with                  Incorporated by Reference to Form
                          Saratoga Capital Partner, Inc. dated                S-8 filed March 16, 2004
                          February 23, 2004

48                        Employment Agreement with Steve Careaga             Incorporated by Reference to Form
                          dated March 15, 2004                                S-8 filed March 16, 2004

418                       Cobnsulting Services Agreement with                 Incorporated by Reference to Form
                          Capital Group International LLLP -                  S-8 filed March 16, 2004
                          Western Series dated March 15, 2004
                          Certificate of Principal Executive
                          Officer

31.1                      Certificate of Principal Financial                  Filed Herewith
                          Officer

31.2                      Certifications of Principal                         Filed Herewith
                          Executive and Financial Officer

32                        Pursuant to 906                                     Filed Herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended September 30, 2004 for professional services rendered by Salberg & Company, P.A. ("Salberg") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended September 30, 2004 was $16,000.

Audit-Related Fees

Fees billed for the year ended September 30, 2004 for assurance and related services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above include $4,500 related to the Form S-8 registration statements that were filed.

Tax Fees

No fees were billed for the year ended September 30, 2004 for tax compliance, tax advice, or tax planning services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed for the year ended September 30, 2004 for products and services provided by Salberg, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Salberg. All the services performed by Salberg that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on Salberg's engagement to audit the Company's financial statements for the year ended September 30, 2004 were attributed to work performed by persons other than Salberg's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.


                                  NANNACO, INC.
                                   REGISTRANT


Date:   January 27, 2005


                                                    /s/ STEVE CAREAGA
                                                    -----------------

                                                    Principal Financial Officer,
                                                    Sole Director

Filed herewith are our following audited financial statements:          Page No.

Report of Independent Registered Public Accounting Firm                   F-2
Balance Sheet at September 30, 2004                                       F-3
Statements of Operations for the years ended
  September 30, 2004 and 2003 and from
  October 1, 2003 (inception of development stage)
  to September 30, 2004                                                   F-5
Statements of Changes in Stockholders' Deficiency for
  the years ended September 30, 2004 and 2003                             F-6
Statements of Cash Flows for the years ended September 30, 2004 and 2003 and from October 1, 2003 (inception of development stage)
  to September 30, 2004                                                   F-8
Notes to Financial Statements                                             F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Nannaco, Inc. (a development stage company)

We have audited the accompanying balance sheet of Nannaco, Inc. (a development stage company) as of September 30, 2004, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended September 30, 2004 and 2003 and for the period from October 1, 2003 (inception of development stage) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nannaco, Inc. (a development stage company) at September 30, 2004, and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 and for the period from October 1, 2003 (inception of development stage) to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and net loss in 2004 of $6,400,107, working capital deficit of $840,706 at September 30, 2004, accumulated deficit from prior business operations and deficit accumulated during the development stage at September 30, 2004 of $5,048,764 and $6,400,107, respectively, substantial obligations with no current resources to satisfy the obligations and default on convertible debentures raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
January 20, 2005

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004

                                    ASSETS


CURRENT ASSETS
Cash and cash equivalents                                         $          -
                                                               ----------------
TOTAL CURRENT ASSETS                                              $          -
                                                               ================

                                 LIABILITIES

CURRENT LIABILITIES
Convertible debentures                                            $    107,500
Bank loans                                                              59,336
Accounts payable - trade                                               137,497
Accrued compensation, related party                                     25,092
Accrued interest                                                        44,091
Due to consultants                                                      36,196
Other current liabilities                                               35,735
Payroll taxes payable                                                  258,608
Sales tax payable                                                       40,801
Judgment payable                                                        53,110
Loan payable - related party                                            42,700
                                                               ----------------
TOTAL CURRENT LIABILITIES                                         $    840,706
                                                               ================

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2004

                            STOCKHOLDERS' DEFICIENCY

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value, 100,000,000 shares
      authorized 10,000,000 Series A issued and
      outstanding                                                        10,000
Common stock, $0.001 par value, 500,000,000
      shares authorized 118,563 issued and outstanding                      119


Additional paid in capital                                           11,048,976

Accumulated deficit through September 30, 2003                       (5,048,764)

Deficit accumulated during development stage                         (6,400,107)
                                                                  --------------
                                                                       (389,776)

Less: Subscription receivable promissory note and interest             (100,208)
Less: Deferred compensation                                             (44,917)
Less: Deferred consulting                                              (305,805)
                                                                  --------------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (840,706)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                     $            -
                                                                  ==============

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM
                                                                                   OCTOBER 1, 2003
                                                                                    (INCEPTION OF
                                                          YEAR ENDED              DEVELOPMENT STAGE)
                                                         SEPTEMBER  30,            TO SEPTEMBER 30,
                                                2004                   2003             2004
                                         ---------------------------------------   -------------------
REVENUES FROM DISCONTINUED OPERATIONS    $     15,577          $    67,773            $      15,577
COST OF REVENUES                               16,848               67,408                   16,848
                                         ---------------------------------------   -------------------
GROSS LOSS                                     (1,271)                (365)                  (1,271)

OPERATING EXPENSES:
Selling, general and administrative            16,186               62,025                   16,186
Compensation and payroll taxes              2,040,578              441,588                2,040,578
Consulting                                  2,957,996               33,682                2,957,996
Penalties                                           -                4,493                        -
Legal and professional                      1,328,986               48,025                1,328,986
Rent                                            1,495                5,918                    1,495
Travel and entertainment                        3,726                  323                    3,726
Loss on disposition of assets                       -               94,072                        -
Provision for uncollectible loans                   -               80,760                        -
Amortization of debt issue costs                    -               65,400                        -
Debenture liquidated damages                   26,740               17,500                   26,740
Impairment of assets                                -               15,382                        -
Termination of merger fee                           -               30,000                        -
Bad debt expense                                1,171                   -                     1,171
                                         -------------------------------------------------------------
TOTAL OPERATING EXPENSES                    6,376,878              899,168                6,376,878
                                         -------------------------------------------------------------
LOSS FROM OPERATIONS                       (6,378,149)            (898,804)              (6,378,149)

OTHER INCOME (EXPENSE):
Settlement gain                                     -                1,750                        -
Interest expense, net                         (21,959)             (80,102)                 (21,959)
                                         -------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                  (21,959)             (78,352)                 (21,959)
                                         -------------------------------------------------------------

NET LOSS                                 $ (6,400,107)         $  (977,156)            $ (6,400,107)
                                         =============================================================
NET LOSS PER SHARE -
BASIC AND DILUTED                        $     (77.71)         $   (201.89)            $     (77.71)
                                         =============================================================

WEIGHTED AVERAGE SHARES                        82,360                4,840                   82,360
                                         =============================================================

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                               ---------------------------------------------------------------------------------
                                                                                  Common Stock                Additional
                                                     Common Stock                   Issuable             Paid-In       Deferred
                                                  Shares        Amount        Shares        Amount       Capital     Compensation
                                               -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT SEPTEMBER 30, 2002                        3,739   $         4            --   $        --   $ 3,394,783   $        --

     Shares issued for commission -
       4/15/03                                         125             0            --            --        12,500            --

     Shares issued for legal services -
       6/30/03                                          63             0            --            --         7,500            --

     Shares issued for accrued comp -
       6/30/03                                       1,085             1            --            --        66,758            --

     Shares issued for compensation -
       6/30/03                                       2,665             3            --            --       319,750            --

     Shares issued for liquidated damages -
       8/18/03                                          88             0            --            --         5,250            --

     Shares issued for termination fee -
       8/18/03                                         500             1            --            --        30,000            --

     Shares issued for compensation -
       9/30/03                                          --            --        18,750            19     1,816,286    (1,766,304)

     Interest expense related to debentures             --            --            --            --        58,333            --

     Net loss, year ended September 30, 2003            --            --            --            --            --            --
                                               -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 2003                        8,264   $         8        18,750   $        19   $ 5,711,159   $(1,766,304)
                                               ===========   ===========   ===========   ===========   ===========   ===========

                                               --------------------------
                                                                 Total
                                               Accumulated    Stockholders'
                                                 Deficit       Deficiency
                                               -----------    -----------
BALANCE AT SEPTEMBER 30, 2002                  $(4,071,608)   $  (676,821)


     Shares issued for commission -
       4/15/03                                          --         12,500

     Shares issued for legal services -
       6/30/03                                          --          7,500

     Shares issued for accrued comp -
       6/30/03                                          --         66,759

     Shares issued for compensation -
       6/30/03                                          --        319,753

     Shares issued for liquidated damages -
       8/18/03                                          --          5,250

     Shares issued for termination fee -
       8/18/03                                          --         30,000

     Shares issued for compensation -
       9/30/03                                          --         50,000

     Interest expense related to debentures             --         58,333

     Net loss, year ended September 30, 2003      (977,156)      (977,156)
                                               -----------    -----------

BALANCE AT SEPTEMBER 30, 2003                  $(5,048,764)   $(1,103,882)
                                               ===========    ===========

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
               YEARS ENDED SEPTEMBER 30, 2004 AND 2003 (CONTINUED)

                                             ----------------------------------------------------------------------------------
                                                                       COMMON STOCK
                                                 COMMON STOCK             ISSUABLE          PREFERRED STOCK
                                             ---------------------   -----------------  -------------------------   ADDITIONAL
                                                                                                                      PAID-IN
                                              SHARES      AMOUNT     SHARES    AMOUNT     SHARES        AMOUNT        CAPITAL
                                             --------    ---------   -------   -------  -----------   -----------   -----------
Issuable at 9/30/03                            18,750           19   (18,750)      (19)          --            --            --

Issued for compensation-11/9/03-
  $40.00 per share                              3,750            4        --        --           --            --       149,996

Issued for legal/consulting-11/9/03-
  $40.00 per share                             12,625           13        --        --           --            --       504,987

Issued for legal/consulting-12/10/03-
  $48.00 per share                              2,850            3        --        --           --            --       136,797

Reclassed from redeemable stock-12/11/03           94            0        --        --           --            --       377,742

Issued for legal/consulting-1/12/04-
  $104.00 per share                            11,250           11        --        --           --            --     1,169,989

Issued for legal/consulting-2/25/04-
  $80.00 per share                             12,500           12        --        --           --            --       999,988

Issued for debenture damages-3/4/04-
  $79.91 per share                                438            0        --        --           --            --        35,000

Issued for legal/consulting-3/15/04-
  $40.00 per share                             15,000           15        --        --           --            --       599,985

Issuable for consulting-3/15/04-
  $40.00 per share                              1,250            1        --        --           --            --        49,999

Issued for compensation-3/15/04-
  $40.00 per share                              1,250            1        --        --           --            --        49,999

Issued for conversion of conv. debentures
  -4/12/04 $24.7449 per share                   3,167            3        --        --           --            --        78,364

Issued for consulting services-4/12/04-
  $40.00 per share                              2,750            3        --        --           --            --       109,997

Issued for legal/consulting-4/19/04-
  $40.00 per share                             10,625           11        --        --           --            --       424,989

Issued for legal/consulting-5/7/04-
  $40.00 per share                             12,950           13        --        --           --            --       517,987

Issued for compensation-5/7/04-
  $40.00 per share                              1,050            1        --        --           --            --        41,999

Amortization of deferred compensation              --           --        --        --           --            --            --

Amortization of deferred consulting                --           --        --        --           --            --            --

Issued for subscription receivable-8/23/04-
  $0.01 per share                                  --           --        --        --   10,000,000        10,000        90,000

Net loss, year ended September 30, 2004            --           --        --        --           --            --            --
                                             --------    ---------   -------   -------  -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 2004                 118,563    $     119        --   $    --   10,000,000   $    10,000   $11,048,976
                                             ========    =========   =======   =======  ===========   ===========   ===========

                                             --------------------------------------------------------------------------------------
                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                                                            DURING        TOTAL
                                             SUBSCRIPTION    DEFERRED       DEFERRED      ACCUMULATED    DEVELOPMENT    STOCKHOLDERS
                                             RECEIVABLE        COMP        CONSULTING       DEFICIT         STAGE       DEFICIENCY
                                             -----------    -----------    -----------    -----------    -----------    -----------
Issuable at 9/30/03                                   --             --             --             --             --             --

Issued for compensation-11/9/03-
  $40.00 per share                                    --       (150,000)            --             --             --             --

Issued for legal/consulting-11/9/03-
  $40.00 per share                                    --             --       (405,000)            --             --        100,000

Issued for legal/consulting-12/10/03-
  $48.00 per share                                    --             --             --             --             --        136,800

Reclassed from redeemable stock-12/11/03              --             --             --             --             --        377,742

Issued for legal/consulting-1/12/04-
  $104.00 per share                                   --             --             --             --             --      1,170,000

Issued for legal/consulting-2/25/04-
  $80.00 per share                                    --             --       (100,000)            --             --        900,000

Issued for debenture damages-3/4/04-
  $79.91 per share                                    --             --             --             --             --         35,000

Issued for legal/consulting-3/15/04-
  $40.00 per share                                    --             --       (450,000)            --             --        150,000

Issuable for consulting-3/15/04-
  $40.00 per share                                    --             --        (50,000)            --             --             --

Issued for compensation-3/15/04-
  $40.00 per share                                    --        (50,000)            --             --             --             --

Issued for conversion of conv. debentures
  -4/12/04 $24.7449 per share                         --             --             --             --             --         78,367

Issued for consulting services-4/12/04-
  $40.00 per share                                    --             --             --             --             --        110,000

Issued for legal/consulting-4/19/04-
  $40.00 per share                                    --             --        (65,000)            --             --        360,000

Issued for legal/consulting-5/7/04-
  $40.00 per share                                    --             --       (418,000)            --             --        100,000

Issued for compensation-5/7/04-
  $40.00 per share                                    --        (42,000)            --             --             --             (0)

Amortization of deferred compensation                 --      1,963,387             --             --             --      1,963,387

Amortization of deferred consulting                   --             --      1,182,195             --             --      1,182,195

Issued for subscription receivable-8/23/04-
  $0.01 per share                               (100,208)            --             --             --             --           (208)

Net loss, year ended September 30, 2004               --             --             --             --     (6,400,107)    (6,400,107)

                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT SEPTEMBER 30, 2004                $  (100,208)   $   (44,917)   $  (305,805)   $(5,048,764)   $(6,400,107)   $  (840,706)
                                             ===========    ===========    ===========    ===========    ===========    ===========

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                  PERIOD FROM
                                                                                                                OCTOBER 1, 2003
                                                                                                                 (INCEPTION OF
                                                                                 YEAR  ENDED                   DEVELOPMENT STAGE)
                                                                                SEPTEMBER  30,                  TO SEPTEMBER 30,
                                                                        2004                      2003                2004
                                                                  ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $    (6,400,107)       $       (201,799)         $  (6,400,107)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Bad debt expense                                                         1,171                       -                  1,171
   Accrued interest on subscription promissory note                          (208)                                          (208)
   Loss on disposition of assets                                                -                  94,072                      -
   Provision for uncollectible loans                                            -                  80,760                      -
   Amortization of debt issue costs                                             -                  65,400                      -
   Accrued debenture penalty                                                    -                  10,500                      -
   Impairment of assets                                                         -                  15,382                      -
   Amortization of cash based deferred debt issue costs                         -                  52,900                      -
   Amortization of stock based deferred debt issue costs                        -                  12,500                      -
   Settlement gain                                                              -                 (1,750)                      -
   Stock issued for compensation                                                -                 411,420                      -
   Stock issued for legal services                                      1,202,800                   7,500              1,202,800
   Stock issued for consulting services                                 1,769,001                       -              1,769,001
   Stock issued for debenture liquidated damages                                -                   7,000                      -
   Stock issue for merger termination fee                                       -                  30,000                      -
   Debenture liquidated damages                                            26,740                       -                 26,740
   Amortization of deferred compensation                                1,963,387                       -              1,963,387
   Amortization of deferred consulting                                  1,182,195                       -              1,182,195
   Interest expense related to beneficial conversion feature                    -                  58,333                      -
   Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                                (548)                   (623)                  (548)
      Increase in other assets                                                  -                 (15,400)                     -
      Decrease in bank overdrafts                                          (1,976)                 (1,311)                (1,976)
      Increase in accounts payable                                         88,873                  39,625                 88,873
      Increase in accrued interest payable                                 17,520                  17,325                 17,520
      Increase in due to consultants                                       36,196                       -                 36,196
      Increase in other current liabilities                                33,535                       -                 33,535
      Increase (decrease) in payroll taxes payable                         77,190                 (11,912)                77,190
      Increase in judgment payable                                          4,231                   4,443                  4,231
                                                                  ------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             $             -        $       (100,991)         $           -
                                                                  ==================================================================

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                               PERIOD FROM
                                                                                                             OCTOBER 1, 2003
                                                                                                              (INCEPTION OF
                                                                              YEAR  ENDED                   DEVELOPMENT STAGE)
                                                                             SEPTEMBER  30,                  TO SEPTEMBER 30,
                                                                     2004                    2003                  2004
                                                                ----------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Cash advances from (to) stockholders
                                                                  $           -          $    (15,382)          $        -
                                                                ----------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         -               (15,382)                   -

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on note payable - related party                             -                (5,727)                   -
Proceeds from issuance of convertible debentures                              -               122,100                    -
                                                                ----------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     -               116,373                    -

NET INCREASE  IN CASH                                                         -                     -                    -
CASH AT BEGINNING OF PERIOD                                                   -                     -                    -
                                                                ----------------------------------------------------------------
CASH AT END OF PERIOD                                             $           -          $          -           $        -
                                                                ================================================================
CASH INTEREST PAID                                                $           -          $          -           $        -
                                                                ================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stock issued for debenture liquidated damages                    $        35,000         $         -           $        35,000
Stock issued for conversion of Convertible debentures
and accrued interest                                                      78,367                   -                    78,367
Stock issued for conversion of accounts payable                           54,999                   -                    54,999

     The accompanying notes are an integral part of the financial statements

1.   HISTORY AND NATURE OF BUSINESS

     Nannaco, Inc. ("Nannaco", "the Company", "we", "us") is a publicly traded company that previously provided surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well as to owners of historical buildings. The Company had operated under the trade name Surface Pro in order to relate to its previous principal business activity, since the Nannaco name did not indicate the type of business. The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations.

     Until September 30, 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the Company to continue operations. and the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources, the Company was forced to change its strategy. The Company adopted a new strategy that called for committed to the disposing al of its current business and to seeking a merger/ or acquisition transaction with a company having better financial resources so that the Company and/or might act as a holding company for newly developed businesses. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve it financial position.

     In December 2003 and January 2004, the Company issued several announcements relating to its the change of business. The Company had moved to a new line of business as a consultant and advisor to customers, however, they ceased this activity in March 2004. The Company continues to seek a merger/acquisition candidate. The Company will be treated as a development stage company, effective October 1, 2003. Activities during the new development stage include restructuring the Company and entering into contracts to provide consulting services to customers. Additionally, in March 2004, the Company's CEO resigned and was replaced by a new CEO.

     In March 2004, the Company announced it had signed a letter of intent to acquire Red Alert Group, Inc. ("Red Alert"), a company specializing in homeland and global security. The Company anticipated that upon the successful completion of the announced acquisition, the name of the Company would be changed to Red Alert Group, Inc. and would apply to obtain a new stock ticker symbol. In July 2004, the Company filed a Schedule 14A with the Securities and Exchange Commission ("SEC") giving notice that the Company and Red Alert had adopted an Agreement and Plan of Merger ("Merger Agreement") that would result in Red Alert becoming a wholly owned subsidiary of Nannaco. Further, in addition to approving the Merger Agreement, the board of directors of Nannaco (i) approved a 1 for 100 reverse-split of the issued and outstanding shares of the common stock of the Company while maintaining the amount of common stock shares we are authorized to issue at 500,000,000 (the "Reverse-Split"), (ii) approved an amendment to our articles of incorporation, as amended, to change our name from "Nannaco, Inc." to "Red Alert Group Holding Corp.", and (iii) made a recommendation to the shareholders to elect certain new directors to the board of directors of Nannaco which individuals have been nominated by the board of directors of Nannaco. The merger agreement was cancelled. (See Note 12 - Subsequent Events.)

         In October 2004, a 1 for 100 reverse-split discussed above was completed and the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 as a result thereof. Also, in December 2004 the Board approved a 1 for 40 reverse stock split. The accompanying financial statements have been retroactively restated to reflect these stock splits.

         On October 28, 2004 the Company and NAZZ Productions, Inc. entered into an agreement to merge a subsidiary of Nannaco into NAZZ Productions, Inc. ("NAZZ") and to rename the Company NAZZ Productions, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of NAZZ issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holder of NAZZ common stock will hold 95% of all shares of Nannaco's common stock outstanding immediately after the closing of this merger transaction, on a fully diluted basis. The obligation of NAZZ to close is conditioned on, among other things, the satisfactory completion of due diligence review by NAZZ and the reduction of Nannaco's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by NAZZ for breach of any of the representations and warranties or covenants of Nannaco if such breach is not cured within thirty days of written notice; by Nannaco for breach of any NAZZ representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party in the event the merger is not closed by December 30, 2004. In the event Nannaco breaches the agreement with NAZZ by engaging in efforts leading to the acquisition of Nannaco by a corporation other than NAZZ then, NAZZ shall be entitled to a $200,000 "break-up fee".

2.  GOING CONCERN

     We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2004. In addition, we are in default under our convertible debenture agreements. We had net losses of $6,400,107 for the year ended September 30, 2004 and $977,156 for the year ended September 30, 2003. At September 30, 2004, our current liabilities exceeded our current assets by $840,706, our stockholders' deficiency was $840,706, and we had an accumulated deficit from prior business operations of $5,048,764 and a deficit accumulated during the development stage of $6,400,107 as September 30, 2004.

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

     We have substantial current obligations. As of September 30, 2004, we had $840,706 of liabilities as compared to $726,763 as of September 30, 2003. Of the $840,706 outstanding at September 30, 2004, $258,608 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid and is in discussions with the IRS concerning resolution of the matter. The remaining current obligations (which are all past due) include sales tax payable of $40,801, accounts payable of $137,497, judgment payable of $53,110, bank loans of $59,335, loan payable-related party of $42,700, accrued compensation-related party of $25,092, due to consultants of $36,196, convertible debentures of $107,500 and accrued debenture liquidated damages of $2,240. The Company does not have sufficient cash resources to pay these obligations.

Our substantial debt obligations pose risks to our business and stockholders by:

     o making it more difficult for us to satisfy our obligations and therefor making it more difficult to acquired by or to acquire any other business;

     o requiring us to dedicate a substantial portion of our future cash flow, if any, to principal and interest payments on our debt obligations, thereby reducing the availability of our future cash flow, if any, to fund working capital, capital expenditures and other corporate requirements;

     o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

     o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business. We cannot assure you that, in the future, we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

     The Company has taken steps to curtail the operating losses for future periods. These steps include the reduction of employees and all categories of operating expenses, where possible. Additionally, as mentioned previously, the Company has adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources (See History and Nature of Business above and Note 12 - Subsequent Events). As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets while formulating a plan to improve its financial position.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

     When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes the realizability of a subscription note receivable, provision for uncollectible investor loans, impairment of property and equipment, evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

ACCOUNTS RECEIVABLE

     Accounts receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Payment is due upon completion of the work, unless other arrangements are made. Management reviews the customer accounts on a routine basis to determine if an account should be charged off. At September 30, 2004, the Company determined that the accounts receivable was uncollectible and the remaining $1,171 balance was written off as bad debt expense.

PROVISION FOR UNCOLLECTIBLE INVESTOR LOANS

     At September 30, 2002, loans receivable was $109,000 and related accrued interest was $21,700. For 2003, the Company treated the loans receivable from investors as non-accrual loans with regard to interest. During 2003, $50,000 of the total $109,000 in loans was repaid and the remaining $59,000 loans receivable and accrued interest of $21,760 was charged to operations as a bad debt on uncollectible loans. Any future recovery of these loans and interest will be recognized as other income. As a result of these entries, the Company has no investor loans at September 30, 2004.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated over its estimated useful life, which range, from five to seven years, using the straight line method. As discussed previously under Note 1, the Company has ceased all operating activities and has disposed of its assets while formulating a plan to improve its financial position. As a result, the Company disposed of the majority of its property and equipment for zero proceeds and recorded a loss from disposition of assets in the amount of $94,072 during the year ended September 30, 2003. Additionally, the remaining assets were deemed impaired (as discussed further below) and we recorded a $15,382 impairment charge for the year ended September 30, 2003. As a result of these entries, the Company has no property and equipment at September 30, 2004.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of property and equipment, we recorded a $15,382 impairment charge for the year ended September 30, 2003. Based upon our evaluation, no impairment was determined for the year ended September 30, 2004.

BENEFICIAL CONVERSION FEATURE IN CONVERTIBLE DEBENTURES AND CONVERTIBLE PREFERRED STOCK

     In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued convertible debentures and convertible preferred stock. A beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all current liabilities in the accompanying balance sheet approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at September 30, 2004.

STOCK-BASED COMPENSATION

     The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

     The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

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

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed only on the weighted average number of common shares outstanding during the respective periods. There were no common stock equivalents outstanding to adjust the numerator or denominator in the EPS computations and accordingly diluted net loss per share equals basic net loss per share for all periods presented.

         In October 2004, we completed a 1 for 100 reverse-split of the issued and outstanding shares of the common stock of the Company. As a result of the 1 for 100 reverse-split, the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 after the reverse-split. In December 2004, we completed a 1 for 40 reverse-split of the issued and outstanding shares of the common stock of the Company. As a result of the 1 for 40 reverse-split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563 after the reverse-split. In accordance with SFAS 128, the Company has applied the effect of both the 1 for 100 and the 1 for 40 reverse-splits from the beginning of the year and the weighted average number of common shares outstanding has been adjusted retroactively to reflect the reverse splits.

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

     In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the first quarter of 2003. The adoption of SFAS 148 did not have a significant impact on our financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which as an interpretation defines when and who consolidates a "variable interest entity," or "VIE." This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE. FIN 46 is effective during 2003 depending on when the VIE is created. The adoption of FIN 46 did not have a significant impact on our financial position and results of operations.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial position and results of operations.

4.   SHORT-TERM DEBT

Our short-term debt at September 30, 2004 consisted of the following:

BANK LOANS
$35,000 bank installment loan, dated Feb. 19, 2000, bearing
  interest at 10% per annum, 60 monthly payments of principal
  and interest..................................                       $ 25,350
$35,000 bank line of credit, bearing interest at prime
  plus 1.25% per annum, interest payable monthly and line of
  credit due July 15, 2002......................                         33,986
                                                                         ------
                                                                       $ 59,336

     On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding at September 30, 2004. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former President. The Company is in default on this obligation due to non-payment.

     At September 30, 2004, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

LOAN PAYABLE - RELATED PARTY
Loan payable, dated January through July of 2001, bearing
  interest at 10% per annum and due in July of 2002...............     $ 42,700
                                                                         ======

     Beginning in January of 2001 and through July of 2001, Mark Triesch, at that time a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. As of July 2002, the entire amount was due and payable. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700.

CONVERTIBLE DEBENTURES
$175,000 Convertible Debentures, dated March and April of
  2003, bearing interest at 6% per annum and due in March and
  April of 2006.........................                               $107,500
                                                                        =======

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

     The Company recognized an immediate $58,333 interest expense and paid-in capital relating to a beneficial conversion feature inherent in the debentures since the debentures were immediately convertible and the debentures became due on demand due to a default ( see below.) In connection with the offering, in addition to cash offering costs of $52,900, the Company issued 500,000 of its common shares to the investment bankers. The shares were valued on the grant date at the trading price of $0.03 per share or $12,500. The total offering costs of $65,400 were initially deferred to be amortized over the term of the debentures, however due to a default provision which changed the debentures maturity to due on demand (see below), the $65,400 was fully expensed as of September 30, 2003.

     Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. Effective March 31, 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 438 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. For the period from April 1, 2004 through September 30, 2004, the Company recorded an additional $2,240 of liquidated damages resulting in an accrued balance of $2,240 as of September 30, 2004 included in other current liabilities.

     Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at September 30, 2004.

     In April and May of 2004, $67,500 principal amount of the debentures was converted into 3,167 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 2,736 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 431 shares at $0.00435 per share.

     As a result of the above conversions, $107,500 principal amount of the convertible debentures is outstanding at September 30, 2004.

5.   REDEEMABLE COMMON STOCK

     In December 2000, the Company received $345,500 of proceeds from the issuance of ten percent (10%) convertible promissory notes to investors. The note holders had the option of converting the principal and accrued interest into the Company's common stock at a conversion price equal to the market price on date of conversion and the promissory notes were due in September of 2001. On November 15, 2001, the Company and the note holders agreed to the conversion of the principal and accrued interest into the Company's common stock at a value of $1 per share, resulting in the issuance of 94 shares of common stock after giving effect for the 1 for 100 and 1 for 40 reverse-splits mentioned previously under Loss Per Common Share (See Note 3 - Summary of Significant Accounting Policies).

     The promissory notes were issued to non-qualified investors and as such, the investors had a right to redeem the purchase price plus accrued interest for a period of three years from the original promissory note date, or through December of 2003. Therefore, the Company had classified the transaction as Redeemable Common Stock.

     As of December 31, 2003, the note holders did not elect to redeem and the Company has reclassified this amount to permanent equity as common stock and additional paid in capital in the Stockholders' Equity section of the accompanying Balance Sheet.

6.    STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

     We are authorized to issue up to 500,000,000 shares of our common stock, $0.001 par value per share, of which 118,563 shares were issued and outstanding at September 30, 2004. In September October 2004, we completed a 1 for 100 reverse-split of the issued and outstanding shares of the common stock of the Company while maintaining the amount of common stock shares we are authorized to issue at 500,000,000. As a result of the 1 for 100 reverse-split, the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 after the reverse-split In December 2004, we completed a 1 for 40 reverse-split of the issued and outstanding shares of the common stock of the Company. In accordance with SFAS 128, the Company has applied the effect of the 1 for 40 reverse-split from the beginning of the year and as a result of the 1 for 40 reverse-split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563 after the reverse-split.

     We are authorized to issue up to 100,000,000 shares of Preferred Stock, $0.001 par value per share, of which 10,000,000 shares designated as Series A were issued and outstanding at September 30, 2004 (See Issuances of Preferred Stock below).

ISSUANCES OF COMMON STOCK

     On April 15, 2003, we granted 500,000 shares, valued at $0.025 per share or $12,500 to two consultants as a commission for services related to assistance with our convertible debenture offering.

     On June 30, 2003, we granted 250,000 shares, valued at $0.03 per share or $7,500 to a consultant for legal services.

     On August 18, 2003, we granted 15,000,000 shares to our President. 4,341,571 of the shares were granted to settle $66,759 of accrued and unpaid salary. In accordance with an amended employment agreement for the President, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of June 2003, or $0.015 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 10,658,429 shares were valued based upon the losing price on June 30, 2003, or $0.03 per share and the resulting $319,753 was expensed to operations as compensation for the year ended September 30, 2003.

     On August 18, 2003, the Company granted 350,000 shares, valued at $0.015 per share for debenture liquidated damages as discussed further in footnote 4 - Short-Term Debt.

     On August 18, 2003, the company granted 2,000,000 shares, valued at $0.015 per share or $30,000 for a termination fee related to a merger that did not occur.

     The following issuances of Common Stock have been adjusted to reflect the 1 for 100 and 1 for 40 reverse-splits discussed previously.

     On September 30, 2003, the Company granted 18,750 shares to the President as discussed below under deferred compensation. The shares were not issued by the transfer agent until October of 2003 and were included as common stock issuable at September 30, 2003. In October, 2004, the 18,750 shares were issued by the transfer agent and reclassed from common stock issuable to common stock.

     In November 2003, the Company issued 16,325 shares of common stock. 3,750 of the shares were issued as an annual bonus for the President of the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003 and were being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005 but have been expenses in full in 2004 due to early termination of that employment agreement.- see Deferred Compensation below. 10,125 of the shares were issued for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of November 9, 2003 and are being amortized over the one year term of the agreements - see Deferred Consulting below. The remaining 2,500 shares were issued for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $100,000 of legal expense in the accompanying Statements of Operations.

     In connection with 750 of the 10,125 common shares issued for consulting services as discussed above, the Company on November 17, 2003 committed to issue two year warrants to purchase 750 of the Company's common shares at an exercise price of $0.02 per share and two year warrants to purchase 750 of the Company's common shares at an exercise price of $0.03 per share. As of September 30, 2004, the warrants have not been issued to the consultant. The agreement contains a provision however that the holders of such warrants shall not individually own more than 4.9% of the total shares of the Company's outstanding shares.

     In December 2003, the Company issued 2,850 shares of common stock. 2,350 of the shares were issued for legal services provided to the Company and were valued at $48.00 per share, the closing share price on the grant date of December 10, 2003. The resulting $112,800 was expensed as legal and professional in the accompanying Statement of Operations. The remaining 500 shares were issued for consulting services provided to the Company and were valued at $48.00 per share, the closing price on the grant date of December 10, 2003. The resulting $24,000 was expensed as consulting in the accompanying Statements of Operations.

     In January 2004, the Company issued 11,250 shares of common stock. 7,500 of the shares were issued for consulting services provided to the Company and were valued at $0.026 per share, the closing share price on the grant date of January 12, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and this issuance of shares was subsequently modified as discussed below. Accordingly, the Company has expensed the entire amount of the 7,500 shares issued and recorded $780,000 of consulting expense in the accompanying Statement of Operations. The remaining 3,750 shares of the 11,250 shares issued were for legal services provided to the Company and were valued at $0.026 per share, the closing price on the grant date of January 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $390,000 of legal expense in the accompanying Statements of Operations.

     In February 2004, the Company issued 12,500 shares of common stock. 8,750 of the shares were issued for consulting services provided to the Company and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and the January 2004 7,500 share issuance discussed above. Accordingly, the Company has expensed the entire amount of the 8,750 shares issued and recorded $700,000 of consulting expense in the accompanying Statement of Operations. 2,500 shares of the 8,750 shares issued were for legal services provided to the Company and were valued at $104.00 per share, the closing price on the grant date of February 25, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $200,000 of legal expense in the accompanying Statements of Operations. The remaining 1,250 shares of the 8,750 shares issued were for new consulting services and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement - see Deferred Consulting below.

     In March 2004, the Company issued 16,250 shares of common stock of which 1,250 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 11,250 of the 16,250 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of March 15, 2004. These shares were issued as the last modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and additional shares issued as discussed above. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of March 15, 2004 through March 15, 2005 - see Deferred Consulting below. 3,750 shares of the 16,250 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of March 15, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statements of Operations.

     In April and May 2004, the Company issued 3,167 shares of Common Stock. The shares were issued for the conversion of $67,500 of convertible debentures at $24.7449 per share

     In April 2004, the Company issued 2,750 shares of Common Stock. The shares were valued at $40.00 per share, the closing price on the grant date of April 12, 2004, and were issued to a consultant for the conversion of $54,999 of accounts payable and $55,001 of additional consulting services provide to the Company. The agreement for the additional consulting services was for a term of three months and the Company has expensed the entire $55,001 as consulting expense in the accompanying statement of operations.

     In April 2004, the Company issued 10,625 shares of common stock. 3,750 shares of the 10,625 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of April 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statements of Operations. 5,250 of the 10,625 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of April 12, 2004. Subsequently, additional shares were issued to the same consultants as a modification of the agreements (see 14,000 shares issuance below). Accordingly, the Company has expensed the entire amount of the 5,250 shares issued and recorded $210,000 of consulting expense in the accompanying Statement of Operations. 1,625 of the shares were issued as the last modification for two consultants that were issued shares previously. Accordingly, the Company will amortize these shares over the six month term of the agreements based upon the grant date of April 19, 2004 through October 19, 2004 - see Deferred Consulting below.

     In April 2004, the Company issued 1,250 shares of Common Stock. In March 2004, the Company issued 16,250 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 17,500 shares of common stock should have been issued. The 1,250 shares were recorded as common stock issuable at March 31, 2004 and were valued at $40.00 per share, the closing price on the date of grant of the 16,250 shares discussed above and was being amortized over the term of the agreement from March 15, 2004 through March 15, 2005. The Company recorded $50,000 of Deferred Consulting at March 31, 2004 and subsequently, additional shares were granted to this consultant as a modification of the agreement for the 1,250 share issuance (see 14,000 share issuance below) and the Company has expensed the remaining unamortized deferred consulting balance - see Deferred Consulting below.

     In May 2004, the Company issued 14,000 shares of common stock. 1,050 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing price on the grant date of March 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 10,450 of the 14,000 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of May 7, 2004. These shares were issued as the last modification of the terms related to previously issued shares to the consultants. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005 - see Deferred Consulting below. 2,500 of the 14,000 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of May 7, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statements of Operations.

ISSUANCES OF PREFERRED STOCK:

     On August 23, 2004, the Company sold 10,000,000 shares of newly designated Series A Convertible Preferred Stock. The obligation to buy the Series A Convertible Preferred Stock created by the Subscription Agreement was, on the same date, exchanged for a promissory note executed by the buyer as maker and the Company as holder. The promissory note is in the principal amount of $100,000, bears interest at the rate of 2% per annum and will be paid in installments. The first installment is due on October 15, 2004 in the amount of $10,000 and thereafter installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005. (See Note 12 - Subsequent Events).

     Pursuant to the Designation Certificate, The Series A Convertible Preferred Stock will have no preferences in the event of liquidation and has no stated dividend rate or dividend preference. The newly designated Series A Convertible Preferred Stock has voting rights equal to the equivalent of 100 shares of common stock for each 1 share of Series A Convertible Preferred held. These voting rights are limited to the specific purpose of voting on a 100 to 1 reverse stock split of Nannaco's issued and outstanding common stock, but not the total authorized common capital stock, of the Nannaco. Otherwise, the Series A Preferred Convertible Stock has no voting rights on any matter. The Series A Convertible Preferred Stock is convertible into the common stock of Nannaco at the option of Nannaco at a rate calculated to grant all holders of the Series A Convertible Preferred Stock 5% of Nannaco's common stock then outstanding.

     In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible preferred stock discussed above does not have a beneficial conversion feature as the preferred stock is not convertible at the option of the holder and is therefore not deemed convertible preferred stock for evaluation of the beneficial conversion.

DEFERRED COMPENSATION

     On September 30, 2003, the Company authorized the issuance of 18,750 shares of common stock as compensation for the former President in accordance with an amendment to the employment agreement. However, the transfer agent did not issue the shares until October 15, 2003 and accordingly; such shares were classified as common stock issuable in the balance sheet at September 30, 2003. On October 15, 2003, the transfer agent issued these shares and they have been properly reclassified as common stock in 2004. Of the 18,750 shares, 1,087 were issued to settle $50,000 of accrued and unpaid salary for the former President through September 30, 2003. In accordance with the amended employment agreement, these shares were valued based upon a thirty percent (30%) discount to the average stock price for the month of September or $48.00 per share. There was no loss on settlement recorded since this was a related party transaction. The remaining 17,663 shares were valued based upon the closing price on September 30, 2003, or $100.00 per share and the resulting $1,766,304 balance was recorded as Deferred Compensation in the balance sheet at September 30, 2003. The deferred compensation balance was being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005. For the three months ended December 31, 2003, $264,946 was amortized and recorded as compensation in the accompanying Statements of Operations (See below for subsequent write-off).

     On November 9, 2003, the Company authorized the issuance of 3,750 shares of common stock as compensation for the former President in accordance with an amendment to the employment agreement. The shares were valued based upon the closing price on the grant date of November 9, 2003, or $40.00 per share and the resulting $150,000 was recorded as Deferred Compensation. The deferred compensation balance was being amortized over the remaining life of the employment agreement from November 9, 2003 through June 1, 2005. For the three months ended December 31, 2003, $22,500 was amortized and recorded as compensation in the accompanying Statements of Operations (See below for subsequent write-off).

     On March 15, 2004, the President of the Company resigned from his position. Accordingly, the Company has expensed the remaining balance of the deferred compensation for the two issuances discussed above and recorded $1,628,858 of compensation in the accompanying Statement of Operations.

     On March 15, 2004, the Company authorized the issuance of 1,250 shares as compensation for the new CEO of the Company. The shares were valued at $40.00 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $50,000 on the grant date of March 15, 2004 and $27,083 of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

     On May 7, 2004, the Company authorized the issuance of 1,050 shares as compensation for the new CEO of the Company. The shares were valued at $40.00 per share, the closing price on the grant date of May 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $42,000 on the grant date of May 7, 2004 and $20,000 of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

DEFERRED CONSULTING

     On November 9, 2003, the Company authorized the issuance of 10,125 shares of common stock for consulting services provided to the Company and was valued at $40.00 per share, the closing share price on the grant date of November 9, 2003 and the resulting $405,000 was recorded as Deferred Compensation. The deferred compensation balance is being amortized over the one year term of the agreements through November 9, 2004 and for the three months ended December 31, 2003, $57,699 was amortized and recorded as consulting expense in the accompanying Statements of Operations. As a result of the issuance of additional shares to the consultants as discussed below, in May 2004, the entire remaining Deferred Consulting balance in the amount of $347,301 was expensed by the Company and recorded as consulting expense in the accompanying Statement of Operations.

     In February 2004, the Company issued 1,250 shares of common stock for new consulting services. The shares were valued at $80.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement. Accordingly, the Company recorded $100,000 of Deferred Consulting on the grant date of February 25, 2004 and $58,333 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 11,250 shares of common stock for consulting services as a modification of the November 9, 2003 and subsequent issuances as discussed previously under Issuances of Common Stock. The shares were valued at $40.00 per share, the closing share price on the grant date of March 15, 2004 and are being amortized over the one year term of the agreement from the grant date of March 15, 2004. Accordingly, the Company recorded $450,000 of Deferred Consulting on the grant date of March 15, 2004 and $400,991 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In March 2004, the Company issued 16,250 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 17,500 shares of common stock should have been issued. The 1,250 shares are for new consulting services and the Company recorded the 1,250 shares as common stock issuable at March 31, 2004. In April 2004, the 1,250 shares were issued by the transfer agent and reclassed from Common Stock Issuable to Common Stock. The 17,500 shares were valued at $40.00 per share, the closing price on the date of grant and are amortized over the term of the agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company recorded $500,000 of Deferred Consulting on the grant date of March 15, 2004 and $437,936 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

     In April 2004, the Company issued 1,625 shares of common stock as the last modification for two consultants that were issued shares previously. The Company is amortizing these shares over the six month term of the agreements based upon the grant date of April 19, 2004 through October 19, 2004. Accordingly, the Company recorded $65,000 of Deferred Consulting on the grant date of April 12, 2004 and $59,583 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 10,450 shares of common stock as the last modification for several consultants that were issued shares previously. The Company will amortize these shares over the one year term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005. Accordingly, the Company recorded $418,000 of Deferred Consulting on the grant date of May 7, 2004 and $270,353 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

STOCK BASED COMPENSATION PLANS

     On September 29, 2003, the Company adopted a stock based compensation plan for 5,000,000 shares of common stock for which stock options, restricted stock and common stock may be granted from time to time to employees and consultants of the Company in lieu of cash. Under this plan, the Company issued 2,000,000 shares of common stock into escrow for a pending merger. The merger was terminated and the shares were subsequently cancelled. On October 3, 2003, the Company adopted a stock based compensation plan for 10,000,000 shares of common stock for which stock options, restricted stock and common stock may be granted from time to time to employees and consultants of the Company in lieu of cash. Under this plan, the Company issued 2,350 shares of common stock into escrow for a pending merger. The merger was terminated and the shares were subsequently cancelled.

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

                                           NUMBER OF SHARES    WEIGHTED AVERAGE
                                           ----------------    ----------------
Balance at September 30, 2002.............      40,000                 $1.00
 Granted..................................           0                     0
 Exercised................................           0                     0
 Forfeited................................           0                     0
                                                ------                ------
Balance at September 30, 2003.............      40,000                 $1.00
 Granted..................................           0                     0
 Exercised................................           0                     0
 Forfeited................................           0                     0
                                                ------                ------
Balance at September 30, 2004.............      40,000                $ 1.00
                                                ======                ======

     All options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of options to purchase our common stock are summarized below:

----------------------------OPTIONS OUTSTANDING-------------------------------  -------OPTIONS EXERCISABLE--------
                                                Weighted
                                                 Average                                             Weighted
                                Number          Remaining        Weighted            Number          Average
                            Outstanding at     Contractual       Average         Exercisable at      Exercise
------------------------------------------------------------------------------------------------------------------
Range of Exercise Prices     Sep. 30, 2004        Life        Exercise Price      Sep. 30, 2004       Price
------------------------------------------------------------------------------------------------------------------
          $1.00                 40,000          .58 Years          1.00             40,000           $1.00
          =====                 ======          =========          ====             ======           =====

COMPENSATION EXPENSE FOR OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

     Had compensation cost for our stock options not been determined consistent with SFAS 123, the Company's net loss per share would not have changed.

7.   INCOME TAXES

         There was no income tax during 2004 and 2003 due to the Company's net loss.

         The Company's tax expense differs from the "expected" tax expense for the period ended September 30, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                     2004              2003
                                                -------------     --------------
Computed "expected" tax expense (benefit)       $ (2,176,036)     $   (332,233)
Stock based expenses                               2,079,910           146,683
Change in valuation allowance                         96,126           185,550
                                                -------------     --------------
                                                $        -        $       -
                                                =============     ==============

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2004 are as follows:

Deferred tax assets
  Net operating loss.................            $ 958,737
Total deferred tax assets............              958,737
                                             -------------------
Valuation allowance..................             (958,737)
                                             -------------------
Net deferred tax asset...............             $.... -
                                             ===================

     In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $96,126 during fiscal year 2004 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $2,819,814 and expire in the years through 2023.

     As of October 1, 2003, the Company has changed its strategy and moved into a new line of business. As a result of this change, under IRS rules, approximately $2,537,000 of the net operating loss carry-forwards through September 30, 2003 discussed above will not be allowable.

8.   LEASE COMMITMENTS

     On July 1, 2002, the Company relocated its facility and had a single month to month operating lease agreement for the business office located in San Antonio, Texas. There was no restriction on our activities concerning dividends, additional debt or further leasing. In 2004, the Company closed this facility and moved the business office from San Antonio, Texas to Gig Harbor, Washington. We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 8 - Related Party Transactions). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial offices in the near future and that the cost of the space may be material to our operations.

     Rental expense charged to continuing operations under operating leases for the years ended September 30, 2004 and 2003 was $1,495 and $5,918, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

     The Company is in litigation with Wyndham Hotel Company ("Wyndham") for unpaid charges. On June 14, 2002, Wyndham obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrues at a rate of ten percent (10%) until paid in full. At September 30, 2004, the total amount due is $53,110 (including $10,802 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet.

     The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At September 30, 2004, the Company has recorded $258,608 in the accompanying Balance Sheet for the estimated amount due (including accrued interest and penalties). As a result, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

     In January 2005, the Company filed Form 12-25 (b) with the SEC as notification that the Company would not be able to file its September 30, 2004 Form 10-KSB in a timely manner and received an automatic fifteen (15) day extension. The Company did not subsequently file the Form 10-KSB within the extension period. No provision has been made in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for this non-compliance.

10.  CONCENTRATIONS OF RISK

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

     Suppliers representing over 10% of purchases were as follows:

                                                                  2004     2003
                                                                  ----     ----
Supplier 1                                                         0%      17%

     Customers representing over 10% of revenues were as follows:

                                                                  2003     2002
                                                                  ----     ----
Customer 1 ...................................................     0%      15%
Customer 2 ...................................................    32%       1%
Customer 3 ...................................................    15%       0%
Customer 4 ...................................................    13%       0%

     Services were primarily provided in Bexar County, Texas

11.  RELATED PARTY TRANSACTIONS

     Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700.

     At September 30, 2004, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company and has been classified as accrued compensation - related party in the accompanying Balance Sheet at September 30, 2004.

     From October through December of 2003, the father of the Company's President advanced $26,500 of funds to the Company and this has been classified as other current liabilities in the accompanying Balance Sheet at September 30, 2004.

     We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 8 - Lease Commitments). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

12.  SUBSEQUENT EVENTS

     In November 2004, the Company announced that the merger previously announced with Red Alert was terminated (See History and Nature of Business -
Note 1). The Board of Directors of both Nannaco and Red Alert approved the termination, without cause, of the Agreement and Plan of Merger. As a result of the termination of the agreement, both companies will bear their own expenses in connection with the merger and neither company will owe to the other either break-up fees or other costs and expenses.

     The first installment under a promissory note receivable held by the Company was due on October 15, 2004 in the amount of $10,000 (See History and Nature of Business - Note 1). The Company did not receive this payment. Additionally, installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005. The second, third and fourth installments due on November 15, December 15, 2004 and January 15, 2005 in the amount of $7,500 each plus accrued interest were not received by the Company either. As of the date of these Financial Statements, the Company has not notified the nonperforming party that an event of default has occurred. However, the Company believes that the promissory note is fully collectible and will obtain the required proceeds in the foreseeable future.

     On October 28, 2004, the Company and NAZZ Productions, Inc. entered into an agreement to merge a subsidiary of Nannaco into NAZZ Productions, Inc. ("NAZZ") and to rename the Company NAZZ Productions, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of NAZZ issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holder of NAZZ common stock will hold 95% of all shares of Nannaco's common stock outstanding immediately after the closing of this merger transaction, on a fully diluted basis. The obligation of NAZZ to close is conditioned on, among other things, the satisfactory completion of due diligence review by NAZZ and the reduction of Nannaco liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by NAZZ for breach of any of the representations and warranties or covenants of Nannaco if such breach is not cured within thirty days of written notice; by Nannaco for breach of any NAZZ representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party in the event the merger is not closed by December 30, 2004. In the event Nannaco breaches the agreement with NAZZ by engaging in efforts leading to the acquisition of Nannaco by a corporation other than NAZZ then, NAZZ shall be entitled to a $200,000 "break-up fee".

      On October 29, 2004, the Company issued shares of common stock to Steve Careaga in the amount of 750,000 shares. The common stock is issued to Mr. Careaga in his capacity as Chief Financial Officer and director as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, Mr. Careaga must raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares. The shares were valued at $1.20 per share, the market price of the common stock on the date of grant. The Company will record compensation expense in the amount of $900,000.

      In November 2004, the Company issued 675,000 shares of its $0.001 par value common stock to four groups for legal and consulting services. The shares were valued at $1.20 per share, the market price of the common stock on the date of grant. The Company will record compensation expense in the amount of $810,000.

         In November 2004, the Company provided an Information Statement to the stockholders of Nannaco to authorize the board of directors to effect a 1-for-40 reverse stock split of the common stock. Nannaco is currently authorized to issue 500,000,000 shares of its common stock of which 63,742,534 shares were issued and outstanding as of November 4, 2004. Shareholders holding 51,000,000 of the voting capital stock have consented in writing to the proposal, constituting approval in excess of 67% of the shares entitled to vote.

         In December 2004, the reverse split on a 1 for 40 basis was implemented and reduced the number of issued and outstanding shares to approximately 1,543,563. The reverse split will not reduce the number of authorized shares of common stock and will not have any effect on the stated par value of the common stock. (See Note 6 - Capital Structure)