Form 10QSB
period 2004-12-31
NANNACO INC
filed 2005-02-22
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The number of shares outstanding of the Company's common stock outstanding on February 22, 2005: 44,543,563

                                  NANNACO, INC.
                                   FORM 10-QSB

Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  and Analysis or Plan of Operations

Item  3  -  Controls and Procedures


PART II  -  OTHER INFORMATION

Item  1 -   Legal Proceedings

Item  2 -    Unregistered Sales of Equity Securities and Use of Proceeds

Item  3 -    Defaults upon Senior Securities

Item  4 -    Submission of Matters to a Vote of Security Holders

Item  5 -    Other Information

Item  6  -  Exhibits

SIGNATURES

                                       (i)

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Filed herewith are our following unaudited financial statements:
                                                                        Page No.

Balance Sheet at December 31, 2004                                         4
Statements of Operations for the three months ended
  December 31, 2004 and 2003                                               6
Statements of Cash Flows for the three months ended
  December 31, 2004 and 2003                                               7
Notes to Financial Statements                                              9

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)

                                DECEMBER 31, 2004

                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $     --
                                                                        --------

Total current assets                                                    $     --
                                                                        ========

                                 LIABILITIES

CURRENT LIABILITIES
Convertible debentures                                                  $107,500
Bank loans                                                                59,336
Accounts payable - trade                                                 117,093
Accrued compensation, related party                                       25,092
Accrued interest                                                          48,254
Due to consultants                                                        36,196
Other current liabilities                                                 73,978
Payroll taxes payable                                                    264,699
Sales tax payable                                                         40,801
Judgment payable                                                          54,168
Loan payable - related party                                              42,700
                                                                        --------

Total current liabilities                                               $869,817
                                                                        ========

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (Continued)
                                   (Unaudited)

                                DECEMBER 31, 2004

                          STOCKHOLDERS' DEFICIENCY

CONTINGENT RETURNABLE COMMON STOCK
Common stock, $0.001 par value, 750,000 shares
issued and outstanding                                             $        750
Additional paid in capital                                              899,250
Less: Deferred compensation                                            (900,000)
                                                                   ------------

TOTAL CONTINGENT RETURNABLE COMMON STOCK                                     --

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Issued - 10,000,000 issued and outstanding                               10,000

Common stock, $0.001 par value, 500,000,000 shares authorized:
Issued - 793,563 issued and outstanding                                     794

Additional paid in capital                                           11,858,301

Accumulated deficit through September 30, 2003                       (5,048,764)

Deficit accumulated during development stage                         (7,382,989)
                                                                   ------------

                                                                        562,657

Less: Subscription receivable                                          (100,712)
Less: Deferred compensation                                             (45,417)
Less: Deferred consulting                                              (161,029)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (869,817)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                      $         --
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Period From
                                                                                       October 1, 2003
                                                                                        (Inception of
                                                    Three Months Ended                Development Stage)
                                                       December 31,                     To December 31,
                                                 2004                 2003                   2004
                                             ---------------------------------           -----------
REVENUES                                     $        --           $    15,577           $    15,577
COST OF REVENUES                                      --                13,133                16,848
                                             ---------------------------------           -----------
GROSS LOSS                                            --                 2,444                (1,271)

OPERATING EXPENSES:
Selling, general and administrative                   --                17,210                16,186
Compensation and payroll taxes                    35,590               346,365             2,076,168
Consulting                                       599,371                88,499             3,557,367
Legal and professional                           305,000               215,300             1,633,986
Rent                                                  --                 1,495                 1,495
Travel and entertainment                              --                 1,281                 3,726
Debenture liquidated damages                      38,203                21,000                64,943
Bad debt expense                                      --                    --                 1,171
                                             ---------------------------------           -----------
TOTAL OPERATING EXPENSES                         978,165               691,150             7,355,043
                                             ---------------------------------           -----------

LOSS FROM OPERATIONS                            (978,165)             (688,706)           (7,356,313)

OTHER INCOME (EXPENSE):
Interest expense, net                             (4,717)               (6,234)              (26,676)
                                             ---------------------------------           -----------
TOTAL OTHER INCOME (EXPENSE)                      (4,717)               (6,234)              (26,676)
                                             ---------------------------------           -----------

NET LOSS                                     $  (982,882)          $  (694,940)          $(7,382,989)
                                             =================================           ===========

NET LOSS PER SHARE -
BASIC AND DILUTED                            $     (1.74)          $     (0.01)          $    (41.07)
                                             =================================           ===========

WEIGHTED AVERAGE SHARES                          566,118                82,360               179,746
                                             =================================           ===========

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Period From
                                                                                                        October 1, 2003
                                                                                                         (Inception of
                                                                      Three Months  Ended              Development Stage)
                                                                          December 31,                  To December 31,
                                                                   2004                  2003                2004
                                                               -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $  (982,882)          $  (201,799)          $(7,382,989)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Bad debt expense                                                     --                    --                 1,171
   Accrued interest on subscription promissory note                   (504)                   --                  (712)
   Stock issued for legal services                                 300,000               212,800             1,502,800
   Stock issued for consulting services                            330,000                24,000             2,099,001
   Debenture liquidated damages                                     38,203                21,000                64,943
   Amortization of deferred compensation                            29,500               287,446             1,992,887
   Amortization of deferred consulting                             269,371                57,699             1,451,566
   Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                           --                  (548)                 (548)
      Decrease in bank overdrafts                                       --                   890                (1,976)
      Increase in accounts payable                                   5,000                    --                93,873
      Increase in accrued interest payable                           4,163                 5,176                21,684
      Increase in due to consultants                                    --                    --                36,196
      Increase in other current liabilities                             --                26,500                33,535
      Increase in payroll taxes payable                              6,090                58,919                83,281
      Increase in judgment payable                                   1,058                 1,058                 5,289
                                                               -------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          $        --           $        --           $        --
                                                               =======================================================

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                               Period From
                                                                                             October 1, 2003
                                                                                              (Inception of
                                                                     Three Months Ended     Development Stage)
                                                                        December 31,          To December 31,
                                                                    2004            2003          2004
                                                             --------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES                                    --              --            --
                                                                   ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  --              --            --

CASH FLOWS FROM FINANCING ACTIVITIES                                   --              --            --
                                                                   ------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              --              --            --

NET INCREASE  IN CASH                                                  --              --            --
CASH AT BEGINNING OF PERIOD                                            --              --            --
                                                                   ------------------------------------
CASH AT END OF PERIOD                                              $   --          $   --       $    --
                                                                   ====================================
CASH INTEREST PAID                                                 $   --          $   --       $    --
                                                                   ====================================

Supplemental disclosure of non-cash transactions:
Stock issued for debenture liquidated damages                      $   --          $   --       $35,000
Stock issued for conversion of Convertible debentures and
accrued interest                                                       --              --        78,367
Stock issued for conversion of accounts payable                    25,404              --        80,403

    The accompanying notes are an integral part of the financial statements.

1. HISTORY AND NATURE OF BUSINESS

      Nannaco, Inc. ("Nannaco", "the Company", "we", "us") previously provided surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well as to owners of historical buildings. The Company operated under the trade name Surface Pro. The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations.

      Until September 30, 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations and the Company changed its strategy due to poor operating conditions and operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy that committed to the disposal of its current business and to seek an acquisition transaction with a company having better financial resources or that would permit the Company to act as a holding company for newly developed businesses. As of September 30, 2003, the Company ceased all operating activities under the surface cleaning, surface protection and restoration business and disposed of most of its assets while formulating a plan to improve it financial position.

      The Company is treated for accounting purposes as a development stage company, effective October 1, 2003.

      In October 2004, a 1 for 100 reverse-split discussed above was completed and the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 as a result thereof. Additionally, in December 2004 the Board approved and completed a 1 for 40 reverse-stock split. As a result of this reverse-stock split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563 as of September 30, 2004.

      On October 28, 2004 the Company and NAZZ Productions, Inc. entered into an agreement to merge a subsidiary of Nannaco into NAZZ Productions, Inc. ("NAZZ") and to rename the Company NAZZ Productions, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of NAZZ issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holder of NAZZ common stock will hold 95% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction, on a fully diluted basis. The obligation of NAZZ to close is conditioned on, among other things, the satisfactory completion of due diligence review by NAZZ and the reduction of Registrant's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by NAZZ for breach of any of the representations and warranties or covenants of Registrant if such breach is not cured within thirty days of written notice; by Registrant for breach of any NAZZ representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party in the event the merger is not closed by December 30, 2004. In the event Registrant breaches the agreement with NAZZ by engaging in efforts leading to the acquisition of Registrant by a corporation other than NAZZ then, NAZZ shall be entitled to a $200,000 "break-up fee". The NAZZ merger agreement was extended by mutual consent to close not later than March 31, 2005.

2. GOING CONCERN

      We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at December 31, 2004. In addition, we are in default under our convertible debenture agreements. We had net losses of $982,882 for the three months ended December 31, 2004 and $694,940 for the three months ended December 31, 2003. At December 31, 2004, our current liabilities exceeded our current assets by $869,817, our stockholders' deficiency was $869,817, we had an accumulated deficit from prior business operations of $5,048,764 and we had a deficit accumulated during the development stage of $7,382,989 as December 31, 2004.

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

      We have substantial current obligations. As of December 31, 2004, we had $869,817 of liabilities as compared to $840,706 as of September 30, 2004. Of the $869,817 outstanding at December 31, 2004, $264,699 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid and is in discussions with the IRS concerning resolution of the matter. The remaining current obligations (which are all past due) include sales tax payable of $40,801, accounts payable of $117,093, judgment payable of $54,168, bank loans of $59,335, loan payable-related party of $42,700, accrued compensation-related party of $25,092, due to consultants of $36,196, convertible debentures of $107,500 and accrued debenture liquidated damages of $40,443. The Company does not have sufficient cash resources to pay these obligations.

      Our substantial debt obligations pose risks to our business and stockholders by:

      o     making it more difficult for us to satisfy our obligations;

      o requiring us to dedicate a substantial portion of our future cash flow, if any, to principal and interest payments on our debt obligations, thereby reducing the availability of our future cash flow to fund working capital, capital expenditures and other corporate requirements;

      o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

We cannot assure you that in the future we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. We have failed to make required payments under the agreements and related documents governing our indebtedness and have failed to comply with the financial and operating covenants contained in them, and we are in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

      The Company has taken steps to curtail the operating losses for future periods. These steps include the reduction of employees and all categories of operating expenses, where possible. Additionally, as mentioned previously, the Company has adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources (See History and Nature of Business above). As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets while formulating a plan to improve its financial position.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required for a comprehensive presentation of financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ending September 30, 2005. These Financial Statements should be read in conjunction with the audited Financial Statements of Nannaco, Inc., for the years ended September 30, 2004 and 2003 included in Form 10-KSB.

Accounting Estimates

      When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the realizability of a subscription note receivable, provision for uncollectible investor loans, impairment of property and equipment, evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Fair Value of Financial Instruments

      We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2004.

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

      In September 2004, we completed a 1 for 100 reverse-split of the issued and outstanding shares of the common stock of the Company. As a result of the 1 for 100 reverse-split, the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 after the reverse-split. In December 2004, we completed a 1 for 40 reverse-split of the issued and outstanding shares of the common stock of the Company. As a result of the 1 for 40 reverse-split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563 after the reverse-split and as of September 30, 2004. In accordance with SFAS 128, the Company applied the effect of both the 1 for 100 and the 1 for 40 reverse-splits from October 1, 2003 and the weighted average number of common shares outstanding was adjusted retroactively to reflect the reverse splits.

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

4. SHORT-TERM DEBT

Our short-term debt at December 31, 2004 consisted of the following:

Bank Loans
----------
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per annum, 60 monthly payments of principal and interest ...... $25,350
$35,000 bank line of credit, bearing interest at prime plus
  1.25% per annum, interest payable monthly and line of credit due July 15, 2002 ....................................................  33,986
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

      At December 31, 2004, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

Loan Payable - Related Party
----------------------------
Loan payable, dated January through July of 2001, bearing interest at
  10% per annum and due in July of 2002 ...............................  $42,700
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

Convertible Debentures
----------------------
$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6% per annum and due in March and April of 2006.......... $107,500
                                                                        ========

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

      Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. Effective March 31, 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 438 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. For the period from April 1, 2004 through December 31, 2004, the Company has recorded an additional $40,443 of liquidated damages resulting in an accrued balance of $40,443 as of December 31, 2004.

      Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at December 31, 2004.

      In April and May of 2004, $67,500 principal amount of the debentures was converted into 3,167 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 2,736 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 431 shares at $0.00435 per share.

      As a result of the above conversions, $107,500 principal amount of the convertible debentures is outstanding at December 31, 2004.

5. CONTINGENT RETURNABLE COMMON STOCK

      In October 2004, the Company issued 750,000 shares of common stock as compensation to the Chief Executive Officer in his capacity as Chief Financial Officer and director. The shares were issued as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, the officer was required to raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares. As of the date of these Financial Statements, the requirement had not been met and the Company is commencing the process to have the shares cancelled and returned. The shares were valued at $1.20 per share, the fair market value on the grant date: or $900,000 in total. It is anticipated that the shares will be canceled and the $900,000 of deferred compensation will be reversed at that time by the Company. Accordingly, the Company has recorded the common stock and related deferred compensation as Contingent Returnable Common Stock in the accompanying Balance Sheet as of December 31, 2004.

6. STOCKHOLDERS' EQUITY

Capital Structure

      We are authorized to issue up to 500,000,000 shares of our common stock, $0.001 par value per share, of which 793,563 shares were issued and outstanding at December 31, 2004. In September 2004, we completed a 1 for 100 reverse-split of the issued and outstanding shares of the common stock of the Company while maintaining the amount of common stock shares we are authorized to issue at 500,000,000. As a result of the 1 for 100 reverse-split, the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 after the reverse-split In December 2004, we completed a 1 for 40 reverse-split of the issued and outstanding shares of the common stock of the Company. In accordance with SFAS 128, the Company applied the effect of the 1 for 40 reverse-split from the beginning of the year and as a result of the 1 for 40 reverse-split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563 after the reverse-split as of September 30, 2004.

      We are authorized to issue up to 100,000,000 shares of Preferred Stock, $0.001 par value per share, of which 10,000,000 shares were issued and outstanding at December 31, 2004 (See Issuances of Preferred Stock below).

Issuances of Common Stock

      In November 2003, the Company issued 16,325 shares of common stock. 3,750 of the shares were issued as an annual bonus for the President of the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003 and are being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005 - see Deferred Compensation below. 10,125 of the shares were issued for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of November 9, 2003 and are being amortized over the one year term of the agreements - see Deferred Consulting below. The remaining 2,500 shares were issued for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $100,000 of legal expense in the accompanying Statements of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004.

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

      In December 2003, the Company issued 2,850 shares of common stock. 2,350 of the shares were issued for legal services provided to the Company and were valued at $48.00 per share, the closing share price on the grant date of December 10, 2003. The resulting $112,800 was expensed as legal and professional in the accompanying Statement of Operations. The remaining 500 shares were issued for consulting services provided to the Company and were valued at $48.00 per share, the closing price on the grant date of December 10, 2003. The resulting $24,000 was expensed as consulting in the accompanying Statements of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004.

      In January 2004, the Company issued 11,250 shares of common stock. 7,500 of the shares were issued for consulting services provided to the Company and were valued at $0.026 per share, the closing share price on the grant date of January 12, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and this issuance of shares was subsequently modified as discussed below. Accordingly, the Company has expensed the entire amount of the 7,500 shares issued and recorded $780,000 of consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004. The remaining 3,750 shares of the 11,250 shares issued were for legal services provided to the Company and were valued at $0.026 per share, the closing price on the grant date of January 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $390,000 of legal expense in the accompanying Statements of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004.

      In February 2004, the Company issued 12,500 shares of common stock. 8,750 of the shares were issued for consulting services provided to the Company and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and the January 2004 7,500 share issuance discussed above. Accordingly, the Company has expensed the entire amount of the 8,750 shares issued and recorded $700,000 of consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004. 2,500 shares of the 8,750 shares issued were for legal services provided to the Company and were valued at $104.00 per share, the closing price on the grant date of February 25, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $200,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004. The remaining 1,250 shares of the 8,750 shares issued were for new consulting services and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement - see Deferred Consulting below.

      In March 2004, the Company issued 16,250 shares of common stock (See Common Stock Issuable below). 1,250 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 11,250 of the 16,250 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of March 15, 2004. These shares were issued as the last modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and additional shares issued as discussed above. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of March 15, 2004 through March 15, 2005 - see Deferred Consulting below. 3,750 shares of the 16,250 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of March 15, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004.

      In April and May 2004, the Company issued 3,167 shares of Common Stock. The shares were issued for the conversion of $67,500 of convertible debentures at $24.7449 per share

      In April 2004, the Company issued 2,750 shares of Common Stock. The shares were valued at $40.00 per share, the closing price on the grant date of April 12, 2004, and were issued to a consultant for the conversion of $54,999 of accounts payable and $55,001 of additional consulting services provide to the Company. The agreement for the additional consulting services was for a term of three months and the Company has expensed the entire $55,001 as consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004.

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

      In May 2004, the Company issued 14,000 shares of common stock. 1,050 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing price on the grant date of March 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 10,450 of the 14,000 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of May 7, 2004. These shares were issued as the last modification of the terms related to previously issued shares to the consultants. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005 - see Deferred Consulting below. 2,500 of the 14,000 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of May 7, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004.

      In November 2004, the Company issued 25,000 shares of common stock as compensation to the Chief Executive Officer and were issued as consideration of services as Chief Executive Officer The shares were valued at $1.20 per share, the fair market value on the grant date and $30,000 was recorded as deferred compensation. The Company will amortize these shares over the term of the agreement based upon the grant date of November 1, 2004 through October 31, 2005
- see Deferred Consulting below.

      In November 2004, the Company issued 650,000 shares of common stock. 250,000 shares of the 650,000 shares issued were for legal services provided to the Company and were valued at $1.20 per share, the closing price on the grant date of November 1, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $300,000 of legal expense in the accompanying Statements of Operations. 250,000 of the 650,000 shares issued were for consulting services provided to the Company and were valued at $1.20 per share, the closing share price on the grant date of November 1, 2004. The 250,000 shares were issued as a modification of an existing agreement and the term of the existing agreement has expired without modification. Accordingly, the Company has expensed the entire amount of the 250,000 shares and recorded $300,000 of consulting expense in the accompanying Statement of Operations. 25,000 of the 650,000 shares issued were for consulting services provided to the Company and were valued at $1.20 per share, the closing price on the grant date of November 1, 2004. Subsequently, additional shares were issued to the same consultants as a modification of the agreement (see 75,000 shares issuance below). Accordingly, the Company has expensed the entire amount of the 25,000 shares issued and recorded $30,000 of consulting expense in the accompanying Statement of Operations. 75,000 of the 650,000 shares were issued as a modification for the consultant who received the 25,000 shares discussed above and were valued at $1.20 per share, the closing price on the grant date of November 1, 2004. The Company will amortize the 75,000 shares or $90,000 over the term of the agreement based upon the grant date of November 1, 2004 through October 1, 2005 - see Deferred Consulting below. The final 50,000 of the 650,000 shares were issued to a consultant for prior and new consulting services and were valued at $1.20 per share, the closing price on the grant date of November 1, 2004. The prior services were valued at $25,404 and had been recorded previously and included in Accounts Payable as of September 30, 2004. The Company will amortize the 50,000 shares or $34,596 ($60,000 less $25,404 of Accounts payable converted) over the term of the agreement based upon the grant date of November 1, 2004 through May 15, 2005 - see Deferred Consulting below.

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

      The first installment under a promissory note receivable held by the Company was due on October 15, 2004 in the amount of $10,000. The Company did not receive this payment. Additionally, installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005. The second and third installments due on November 15, 2004 and December 15, 2004 in the amount of $7,500 each plus accrued interest were not received by the Company either. As of the date of these Financial Statements, the Company has not notified the nonperforming party that an event of default has occurred. However, the Company believes that the promissory note is fully collectible and will obtain the required proceeds in the foreseeable future.

      The Company has recorded $712 of accrued interest on the promissory note through December 31, 2004 in the accompanying Financial Statements.

      Pursuant to the Designation Certificate, The Series A Convertible Preferred Stock will have no preferences in the event of liquidation and has no stated dividend rate or dividend preference. The newly designated Series A Convertible Preferred Stock has voting rights equal to the equivalent of 100 shares of common stock for each 1 share of Series A Convertible Preferred held. These voting rights are limited to the specific purpose of voting on a 100 to 1 reverse stock split of Registrant's issued and outstanding common stock, but not the total authorized common capital stock, of the Registrant. Otherwise, the Series A Preferred Convertible Stock has no voting rights on any matter. The Series A Convertible Preferred Stock is convertible into the common stock of Registrant at the option of Registrant at a rate calculated to grant all holders of the Series A Convertible Preferred Stock 5% of Registrant's common stock then outstanding.

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

      On March 15, 2004, the Company authorized the issuance of 1,250 shares as compensation for the new CEO of the Company. The shares were valued at $40.00 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $50,000 on the grant date of March 15, 2004 and $39,583 of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

      On May 7, 2004, the Company authorized the issuance of 1,050 shares as compensation for the new CEO of the Company. The shares were valued at $40.00 per share, the closing price on the grant date of May 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $42,000 on the grant date of May 7, 2004 and $32,000 of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

      In November 2004, the Company issued 25,000 shares of common stock as compensation to the Chief Executive Officer and were issued as consideration of services as Chief Executive Officer The shares were valued at $1.20 per share, the fair market value on the grant date and $30,000 was recorded as deferred compensation. The Company will amortize these shares over the term of the agreement based upon the grant date of November 1, 2004 through October 31, 2005 and $5,000 of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

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

      In February 2004, the Company issued 1,250 shares of common stock for new consulting services. The shares were valued at $80.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement. Accordingly, the Company recorded $100,000 of Deferred Consulting on the grant date of February 25, 2004 and $83,333 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 11,250 shares of common stock for consulting services as a modification of the November 9, 2003 and subsequent issuances as discussed previously under Issuances of Common Stock. The shares were valued at $40.00 per share, the closing share price on the grant date of March 15, 2004 and are being amortized over the one year term of the agreement from the grant date of March 15, 2004. Accordingly, the Company recorded $450,000 of Deferred Consulting on the grant date of March 15, 2004 and $448,509 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In March 2004, the Company issued 16,250 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 17,500 shares of common stock should have been issued. The 1,250 shares are for new consulting services and the Company recorded the 1,250 shares as common stock issuable at March 31, 2004. In April 2004, the 1,250 shares were issued by the transfer agent and reclassed from Common Stock Issuable to Common Stock. The shares were valued at $40.00 per share, the closing price on the date of grant of the 16,250 shares discussed above and was being amortized over the term of the agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company recorded $500,000 of Deferred Consulting on the grant date of March 15, 2004 and $490,147 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 1,625 shares of common stock as the last modification for two consultants that were issued shares previously. The Company is amortizing these shares over the six month term of the agreements based upon the grant date of April 19, 2004 through October 19, 2004. Accordingly, the Company recorded $65,000 of Deferred Consulting on the grant date of April 12, 2004 and all of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 10,450 shares of common stock as the last modification for several consultants that were issued shares previously. The Company will amortize these shares over the one year term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005. Accordingly, the Company recorded $418,000 of Deferred Consulting on the grant date of May 7, 2004 and $382,423 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In November 2004, the Company issued 75,000 shares as a modification for a consultant and valued at $1.20 per share, the closing price on the grant date of November 1, 2004. The Company will amortize the 75,000 shares or $90,000 over the term of the agreement based upon the grant date of November 1, 2004 through October 1, 2005. Accordingly, the Company recorded $90,000 of Deferred Consulting on the grant date of November 1, 2004 and $16,388 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In November 2004, the Company issued 50,000 shares to a consultant for prior and new consulting services and valued at $1.20 per share, the closing price on the grant date of November 1, 2004. The prior services were valued at $25,404 and had been recorded previously and included in Accounts Payable as of September 30, 2004. The Company will amortize the 50,000 shares or $34,596 (60,000 less $25,404 of Accounts payable converted) over the term of the agreement based upon the grant date of November 1, 2004 through May 15, 2005 and $10,767 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

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

The following table summarizes activity related to options:
                                                        Number of       Weighted
                                                          Shares         Average
                                                          ------         -------
Balance at September 30, 2003 ..................          40,000          $ 1.00
  Granted ......................................               0               0
  Exercised ....................................               0               0
  Forfeited ....................................               0               0
                                                          ------          ------
Balance at December 31, 2004 ...................          40,000          $ 1.00
                                                          ======          ======

      All options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of options to purchase our common stock are summarized below:

--------------------------Options Outstanding--------------------------------- -------Options Exercisable------

---------------------------------------------------------------------------------------------------------------
                                                Weighted
                                                 Average                                            Weighted
                                Number          Remaining        Weighted           Number          Average
                            Outstanding at     Contractual       Average        Exercisable at      Exercise
Range of Exercise Prices     Sep. 30, 2004        Life        Exercise Price     Sep. 30, 2004       Price
------------------------- ------------------- -------------- ----------------- ------------------ -------------
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

      On June 14, 2002, Wyndham Hotel Corporation ("Wyndham") obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At December 31, 2004, the total amount due is $54,168 (including $11,860 of accrued interest) and is included under the caption Judgment Payable in the accompanying balance sheet as of December 31, 2004.

      The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At December 31, 2004, the Company has recorded $264,699 in the accompanying Balance Sheet for the estimated amount due (including accrued interest and penalties). As a result, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

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

8. RELATED PARTY TRANSACTIONS

      Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700.

      At September 30, 2004, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company and has been classified as accrued compensation - related party in the accompanying Balance Sheet at December 31, 2004.

      From October through December of 2003, the father of the Company's President advanced $26,500 of funds to the Company and this has been classified as other current liabilities in the accompanying Balance Sheet at December 31, 2004.

      We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 7 - Commitments and Contingencies). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

9. SUBSEQUENT EVENTS

      In February 2005, the Company issued 43,000,000 shares of its 0.001 par value common stock to seven (7) groups for legal and consulting services. The shares were valued at $0.035 per share, the market price of the common stock on the date of grant. The Company will record legal and consulting expense in the amount of $1,505,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in our Form 10-KSB for the year ended September 30, 2004 and 2003.

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

      Until September 2003, Nannaco focused on surface cleaning, surface protection and restoration. However, sales from these products were not sufficient to enable the company to continue operations. In September 2003, the Company changed its strategy due to poor operating conditions and financial results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.

OVERVIEW OF COMPANY.

      Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the three months ended December 31, 2004 and 2003, the Company reported net losses of $982,882 and $694,940 respectively.

      The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain vital professional services in exchange for the issuance by the Company of registered and unregistered capital stock

      - The Company's ability to find a suitable merger or acquisition candidate that can increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

      In February 2005, the Company issued 43,000,000 shares of its 0.001 par value common stock to seven (7) groups for legal and consulting services. The shares were valued at $0.035 per share, the market price of the common stock on the date of grant. The Company will record legal and consulting expense in the amount of $1,505,000.

GOING CONCERN

      The independent registered public accounting firm's report to our financial statements for the years ended September 30, 2004 and September 30, 2003, include an emphasis paragraph in addition to their audit opinion stating that the Company's recurring losses from operations including a net loss in 2004 of $6,400,107, working capital deficit of $840,706 at September 30, 2004, accumulated deficit from prior business operations and deficit accumulated during the development stage at September 30, 2004 of $5,048,764 and $6,400,107, respectively, and substantial obligations and default on convertible debentures with no current resources to satisfy the obligations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

      The Company issued common stock to several parties in non-cash transactions during the three months ending December 31, 2004. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of issuance.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

      In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Net operating loss carry-forwards aggregate approximately $2,819,000 and expire in the years through 2023.

      As of October 1, 2003 the Company has changed its strategy and moved into a new line of business. As a result of this change, under IRS rules, approximately 2,537,000 of the net operating loss carry-forward, through September 30, 2003 discussed above will not be allowable.

RESULTS OF OPERATIONS

Three months ended December 31, 2004 compared to three months ended December 31, 2003

                                                          Three Months Ended
                                                             December 31,
                                                         2004            2003
                                                      -------------------------

REVENUES FROM DISCONTINUED OPERATIONS                 $      --       $  15,577

COST OF REVENUES                                             --          13,133
                                                      -------------------------

GROSS LOSS                                                   --           2,444

OPERATING EXPENSES:

Selling, general and administrative                          --          17,210

Compensation and payroll taxes                           35,590         346,365

Consulting                                              599,371          88,499

Legal and professional                                  305,000         215,300

Rent                                                         --           1,495

Travel and entertainment                                     --           1,281

Debenture liquidated damages                             38,203          21,000

Bad debt expense                                             --              --
                                                      -------------------------

TOTAL OPERATING EXPENSES                                978,165         691,150
                                                      -------------------------

LOSS FROM OPERATIONS                                   (978,165)       (688,706)

OTHER EXPENSE:

Interest expense, net                                    (4,717)         (6,234)
                                                      -------------------------

TOTAL OTHER EXPENSE                                      (4,717)         (6,234)
                                                      -------------------------

NET LOSS                                              $(982,882)      $(694,940)
                                                      =========================

Revenue:

Operating revenue decreased $15,577, or 100%, to zero for 2004 from $15,577 for 2003. The decrease was primarily the result of the Company making the decision to exit the current line of business.

Cost of Sales:

Cost of sales decreased $13,133, or 100%, to zero for 2004 from $13,133 for 2003. The decrease was primarily the result of making the decision to exit the current line of business.

Operating Expenses:

Operating expenses increased $287,015, or 42%, to $978,165 for 2004 from $691,150 for 2003. The increase was primarily the result of a $510,872 increase in consulting and an $89,700 increase in legal and professional, offset by a $310,775 decrease in compensation. The increase in consulting and legal and professional was primarily the result of the issuance of stock for services and amortization of deferred services. The decrease in compensation was primarily the result of a decrease in the issuance of stock for compensation.

Other Expense:

Other expense decreased $1,517, or 24% to $4,717 for 2004 from $6,234 for 2003. The decrease was primarily from a decrease in interest expense as a result of less convertible debentures outstanding in 2004 as compared to 2003.

Liquidity and Capital Resources

      Cash and cash equivalents were $0 at December 31, 2004 as compared to $0 at September 30, 2004, and working capital deficit was $869,817 at December 31, 2004 as compared to $840,706 at September 30, 2004. The increase in the working capital deficit was primarily due to a $38,203 increase in other current liabilities as a result of accrued liquidated damages for convertible debentures.

Operating Activities: Cash used in operating activities was $0 for both 2004 and 2003 as a result of the Company having no cash balances outstanding for either period.

Investing Activities: There were no investing activities for both 2004 and 2003 as a result of the Company having no cash balances outstanding for either period.

Financing Activities: There were no financing activities for both 2004 and 2003 as a result of the Company having no cash balances outstanding for either period.

Short-Term Debt

Our short-term debt at December 31, 2004 consisted of the following:

Bank Loans
----------
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per annum, 60 monthly payments of principal and interest .....  $25,350
$35,000 bank line of credit, bearing interest at prime plus
  1.25% per annum, interest payable monthly and line of credit
  due July 15, 2002 ...................................................   33,986
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

      At December 31, 2004, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month to month basis. The line of credit is secured by a personal guaranty of the Company's former President.

Loan Payable - Related Party
----------------------------
Loan payable, dated January through July of 2001, bearing interest at 10% per annum and due in July of 2002 ............................  $42,700
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

Convertible Debentures
----------------------
$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6% per annum and due in March and April of 2006 ........  $107,500
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

      Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a gain on settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the period from April 1, 2004 through December 31, 2004, the Company has recorded an additional $40,443 of liquidated damages resulting in an accrued balance of $40,443 as of December 31, 2004.

      Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at December 31, 2004.

      In April and May of 2004, $67,500 principal amount of the debentures was converted into 12,668,047 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 10,943,910 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 1,724,137 shares at $0.00435 per share.

      As a result of the above conversions, $107,500 principal amount of the convertible debentures is outstanding at December 31, 2004.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2004, our contractual obligations and commitments by type and period:

                                                Payments Due by Period
                                                ----------------------
                                        Less than     1-3       4-5      After
Contractual Obligations         Total     1 year     years     years    5 years
-----------------------       --------   --------   -------   -------   -------

Short-Term Debt:
---------------
Bank Loans ..................   59,336     59,336        --        --        --
Loan Payable-Related Party ..   42,700     42,700        --        --        --
Convertible Debentures ......  107,500    107,500        --        --        --
                              --------   --------   -------   -------   -------
Total Short-Term Debt ....... $209,536   $209,536   $    --        --        --
                              ========   ========   =======   =======   =======

2005 OUTLOOK

      Our ability to continue in existence is heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management, or on any terms at all.

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

PART II

Item 1.  Legal Proceedings

      The company is not presently engaged in legal proceedings not previously reported and there have been no material changes in previously reported legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In October 2004, in reliance on section 4(2) of the Securities Act of 1933 the Company issued 750,000 shares of common stock as compensation to the Chief Executive Officer in his capacity as Chief Financial Officer and director. The shares were issued as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, the officer was required to raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares. As of the date of these Financial Statements, the requirement had not been met and the Company is commencing the process to have the shares cancelled and returned. The shares were valued at $1.20 per share, the fair market value on the grant date: or $900,000 in total. It is anticipated that the shares will be canceled and the $900,000 of deferred compensation will be reversed at that time by the Company. Accordingly, the Company has recorded the common stock and related deferred compensation as Contingent Returnable Common Stock in the accompanying Balance Sheet as of December 31, 2004.

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

Item 4. Submission of matters to a Vote of Securities Holders

      In December 2004, the Company provided an Information Statement to its stockholders indicating consents had been obtained in sufficient number to authorize the board of directors to effect a 1 for 40 reverse stock split of the common stock. Nannaco is currently authorized to issue 500,000,000 shares of its common stock of which approximately 61,742,534 shares were issued and outstanding as of November 4, 2004. Shareholders holding 51,000,000 of the voting capital stock consented in writing to the proposal, constituting approval in excess of 67% of the shares entitled to vote. A reverse split on a 1 for 40 basis reduced the number of issued and outstanding shares to approximately 793,563 (excluding 750,000 shares classified as Contingent Returnable Common Stock), but did not reduce the number of authorized shares of common stock. The reverse split did not have any effect on the stated par value of the common stock.

Item 5. Other Information

On December 30, 2004 the Registrant and NAZZ Productions, Inc. entered into an amended merger agreement providing that the time for completion of the merger is extended to March 31, 2005. The previous unamended agreement provided for completion prior to December 31, 2004.

Item 6. Exhibits

      The following exhibits are filed herewith:

Exhibit                  Title                                      Location
-------                  -----                                      --------
2        Plan and Agreement of Merger with NAZZ        Incorporated by Reference to Form
         Productions, Inc.                             8-Kdated August 23, 2004

2.1      Amendment to Plan and Agreeement of           Filed Herewith
         Merger with NAZZ Productions, Inc.


3.1      Articles of Incorporation                     Incorporated by Reference to the
                                                       SB-2 Registration Statement filed
                                                       August 21, 2000

3.2      Bylaws                                        Incorporated by Reference to the
                                                       SB-2 Registration Statement filed on
                                                       August 21, 2000

3.2a     Certificate of Amendment to Articles of       Incorporated by Reference to the
         Incorporation                                 SB-2 Registration Statement filed on
                                                       August 21, 2000

3.3      Certificate of Amendment to Articles of       Incorporated by Reference to the
         Incorporation                                 Preliminary Schedule 14C filed
                                                       February 10, 2004

3.4      Certificate of Designation of Series A        Incorporated by Reference to Form
         Convertible Preferred Stock                   8-K dated August 23, 2004

4.01     2003 Stock Option And Grant Plan              Incorporated by Reference to Form
                                                       S-8 Registration Statement filed
                                                       September 30, 2003

4.1      Form of Common Stock Certificate              Incorporated by Reference to the
                                                       SB-2 Registration Statement filed on
                                                       August 21, 2000

4.1a     Engagement Agreement with The Otto Law        Incorporated by Reference to the
         Group, PLLC                                   Form S-8 Registration Statement
                                                       filed November 21, 2003

4.1b     Consulting Services Agreement with James J.   Incorporated by Reference to Form
         Taylor                                        S-8 filed April 21, 2004

4.1c     Amendment No. 5 to Consulting Services        Incorporated by Reference to Form
         Agreement between Bartholomew International   S-8 filed May 11, 2004
         Investments Limited, Inc. and NANNACO, Inc.

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

4.2a     Amendment No. 1 to Consulting Services        Incorporated by Reference to Form
         Agreement with Nicole Van Coller              S-8 filed May 11, 2004

4.3      Consulting Services Agreement with T.T.       Incorporated by reference to the
         Byrne Capital Investments, Inc. dated         Form S-8 Registration Statement
         11-17-2003                                    filed November 21, 2003

4.3b     Consulting Services Agreement                 Incorporated by reference to the
          between Michael Nerone and NANNACO, Inc.     Form S-8 Registration Statement
                                                       filed January 13, 2004

4.4      Consulting Services Agreement between         Incorporated  by  reference  to the
         Bartholomew International Investments         Form S-8 filed November 21, 2003
         Limited, Inc. and NANNACO, Inc. (1

4.4a     Consulting Services Agreement between         Incorporated by Reference to Form
         Kenneth Davidson and NANNACO, Inc.            S-8 Registration Statement filed
                                                       January 13, 2004

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

4.4c     Amendment No. 1 to Agreement with Vintage     Incorporated by Reference to Form
         Filings, LLC dated May 6, 2004                S-8 filed May 11, 2004

4.5      Consulting Services Agreement between         Form S-8 Registration Statement
         Mark Triesch and NANNACO, Inc.                filed January 13, 2004

4.5a     Amendment No.1 to Consulting Services         Form S-8 Registration Statement
         Agreement between Kenneth Davidson and        filed March 2, 2004
         NANNACO, Inc.

4.5b     Consulting Services Agreement with Chris      Incorporated by Reference to Form
         Ebersole dated May 6, 2004                    S-8 filed May 11, 2004

4.6      Consulting Services Agreement with Vintage    Incorporated by reference to the
         Filings, LLC                                  Form S-8 Registration Statement
                                                       filed November 21, 2003

4.6a     Amendment No. 1 to Consulting Services        Incorporated by Reference to Form
         Agreement between Mark Triesch and NANNACO,   S-8 Registration Statement filed
         Inc.                                          March 2, 2004

4.6b     Amendment No. 4 to Consulting Services        Incorporated by Reference to Form
         Agreement between Bartholomew International   S-8 Registration Statement filed
         Investments Limited, Inc. and NANNACO, Inc.   April 15, 2004

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

4.8      Amendment No. 1 to Consulting Services        Incorporated by Reference to Form
         Agreement between Bartholomew International   S-8 Registration Statement filed
         Investments Limited, Inc. and NANNACO, Inc.   January 13, 2004

4.8c     Consulting Services Agreement with Vintage    Incorporated by Reference to Form
         Filings, LLC dated April 6, 2004              S-8 filed April 15, 2004

4.3(e)   Amendment No. 6 to Consulting Services        Incorporated by Reference to Form
         Agreement between Bartholomew                 S-8 filed November 4, 2004
         International Investments Limited, Inc.,
         and Nannaco, Inc.

4.4e     Consulting Services Agreement between Bruce   Incorporated by Reference to Form
         Arthur Hall and Nannaco, Inc.                 S-8 filed November 4, 2004
                                                       o
4.5e     Consulting Services Agreement between Lou     Incorporated by Reference to Form
         Digiaimo, Jr. and Nannaco, Inc.               S-8 filed November 4, 2004

4.6e     Amendment No.1 to Consulting Services         Incorporated by Reference to Form
         Agreement between Lou                         S-8 filed November 4, 2004
          Digiaimo, Jr. and Nannaco, Inc

4.7a     Consulting Services Agreement between Steve   Incorporated by Reference to Form
         Careaga and Nannaco, Inc.                     S-8 filed November 4, 2004

4.9      Amendment No. 1 to Consulting Services        Incorporated by Reference to Form
         Agreement with Caopital Group International   S-8 filed April 15, 2004
         dated April 14, 2004

4.10     Consulting Services Agreement with Michael    Incorporated by Reference to Form
         Park dated April 14, 2004                     S-8 filed April 15, 2004

4.12     Amendment No. 2 to Consulting Services        Incorporated by Reference to Form
         Agreement between Bartholomew International   S-8 filed March 2, 2004
         Investments Limited, Inc. and NANNACO, Inc.

4.13     Amendment No. 2 to Consulting Services        Incorporated by Reference to Form
         Agreement between Aequitas Company and        S-8 filed March 2, 2004
         NANNACO, Inc.

4.14     Consulting Services Agreement with Bagswell   Incorporated by Reference to Form
         Capital LLC dated February 23, 2004           S-8 filed March 2, 2004

4.15     Consulting Services Agreement with Seth       Incorporated by Reference to Form
         Elliott dated February 23, 2004               S-8 filed March 2, 2004

10.1     Settlement Agreement and Release with and     Incorporated by Reference to Form 10
         by  James J. Taylor                           QSB filed May 24, 2004

10.1a    Employment Agreement with Andrew Devries      Incorporated by Reference to Form8-K
         III dated June 1, 2002                        filed November 18, 2004

10.1b    Amendment No. 1 to Employment Agreement       Incorporated by Reference to
         with Andrew Devries III dated June 1, 2003    Form8-K/A filed February 10,2004

10.2     Employment Agreement with Steve Careaga       Incorporated by Reference to the
                                                       Form S-8 registration statement
                                                       filed on March 16, 2004

10.3     $375,000 Promissory Note executed by          Incorporated by Reference to Form
         Andre DeVries, III payable to the             10QSB/A filed June 21, 2004
         Registrant

10.4     Agreement and Plan of Merger dated July 8,    Incorporated by Reference to Form
         2004 between Nannaco and Red Alert            10QSB filed August 25, 2004

10.5     Termination Agreement dated                   Incorporated by Reference to Form
         August 16 terminating Nannaco/Red             10QSB filed August 25, 2004
         Alert merger

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

43       Amendment No. 2 to Consulting Services        Incorporated by Reference to Form
         Agreement between Mark Triesch and NANNACO,   S-8 filed March 16, 2004
         Inc.

44       Consulting Services Agreement with Daedalus   Incorporated by Reference to Form
         Ventures, Inc. dated March 15, 2004           S-8 filed March 16, 2004

45       Consulting Services Agreement with Nicole     Incorporated by Reference to Form
         Leigh Van Coller dated March 15, 2004         S-8 filed March 16, 2004

46       Amendment No. 1 to Consulting Services        Incorporated by Reference to Form
         Agreement with Bagswell Capital LLC           S-8 filed March 16, 2004

47       Consulting Services Agreement with Saratoga   Incorporated by Reference to Form
         Capital Partner, Inc. dated February 23,      S-8 filed March 16, 2004
         2004

48       Employment Agreement with Steve Careaga       Incorporated by Reference to Form
         dated March 15, 2004                          S-8 filed March 16, 2004

418      Cobnsulting Services Agreement with Capital   Incorporated by Reference to Form
         Group International LLLP - Western Series     S-8 filed March 16, 2004
         dated March 15, 2004

31.1     Certificate of Principal Executive Officer    Filed Herewith

31.2     Certificate of Principal Financial Officer    Filed Herewith

32       Certifications of Principal Executive         Filed Herewith
         and Financial Officer Pursuant to 906

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE              TITLE                          DATE

                                Principal Executive Officer,   February 22, 2005
                                Principal Financial Officer,
/s/ Steve Careaga               Sole Director
---------------------------
Steve Careaga