Form 10KSB/A
period 2004-09-30
NANNACO INC
filed 2005-04-18
CIK 1112748

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-KSB/A
(Mark One)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A |_|

State issuer's revenues for its most recent fiscal year................$ 15,577

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-KSB/A.

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

Our Twelve Month Operating Plan

Our business has evolved over the past several months to providing services, either directly or through our advisers, consultants and other professionals, to private companies interested in securing needed capital for their growth and development and that perceive that becoming publicly traded companies in the United States aids in securing capital.

We specialize in the acquisition and sale of small private companies and we may maintain ownership interests in these companies for the benefit of our shareholders. We give our client companies critical guidance and advice about conducting due diligence, valuation analysis, and strategic positioning in negotiations with providers of capital. Ultimately, we lend strategic support to assist growing enterprises in setting and meeting strategic and financial objectives.

In the next twelve months we will continue to seek out, receive, evaluate and pursue to fruition opportunities to assist in securing financing through merger or acquisition of private companies we believe have the potential to benefit from being publicly traded companies. Companies we believe that have such potential are companies with proprietary technology or information that differentiates their products from those of their competitors and who have a short path to cash flow or profitability.

We have not generated revenues from any source for several calendar quarters. We expect to generate revenues from operations in the next twelve months through our merger, acquisition and financing activities but cannot reasonably estimate the level of revenues to be generated, if any are generated at all. We estimate that our primary operating expense is the cost of remaining in compliance with the Securities Exchange Act of 1934: an expense we estimate at $75,000 to $125,000 per fiscal year. Our effort at capital raising is a transaction intensive exercise. Additionally, the operations of the company are law intensive and require legal services at higher levels. Finally, we rely heavily on the services of outside advisers, consultants and other professionals to supply us with business opportunities, the means to evaluate such opportunities, and the skills to advance the acquisition process. The fees associated with such processes are high and, since we have no revenues and no capital, we plan to continue to pay our advisers, consultants and other professionals by issuing registered common stock in payment for their needed services. Over the last twelve months we have been presented the opportunity to acquire several companies that, after completion of our due diligence process, were rejected as merger or acquisition candidates. We will continue to assess the merits of a proposed merger or acquisition considering the best interests of our shareholders.

Otherwise, we believe that there is no other immediate need for cash absent a merger or acquisition transaction. To the extent cash is required to pay expenses, including audit expenses which cannot be paid for by issuing common stock to the independent public auditor, we will continue to rely on short-term advances and loans from consultants, advisers and other professional service providers which advances and loans are provided on an ad hoc basis and may not be forthcoming in the next twelve months.

Off-Balance Sheet Arrangements

We don't have any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the realizability of a note receivable, provision for investor loans, impairment of property and equipment, evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in our annual report on Form 10-KSB/A for the fiscal year ended September 30, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

As of the date of this report, our Company's principal executive officer and financial officer has determined that our Company's design and operation of disclosure controls and procedures are effective.

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


Date:   April 14, 2005


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
                                               ===========    ===========

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
               YEARS ENDED SEPTEMBER 30, 2004 AND 2003 (CONTINUED)


                                                                         COMMON STOCK
                                                  COMMON STOCK             ISSUABLE                PREFERRED STOCK
                                            ----------------------- ------------------------  -----------------------
                                                                                                                      ADDITIONAL
                                                                                                                       PAID-IN
                                               SHARES     AMOUNT       SHARES      AMOUNT       SHARES       AMOUNT     CAPITAL
                                            ----------- ----------- -----------  -----------  ----------- ----------- -----------
Issuable at 9/30/03                              18,750          19     (18,750)         (19)          --          --          --

Issued for compensation-11/9/03-
  $40.00 per share                                3,750           4          --           --           --          --     149,996

Issued for legal/consulting-11/9/03-
  $40.00 per share                               12,625          13          --           --           --          --     504,987

Issued for legal/consulting-12/10/03-
  $48.00 per share                                2,850           3          --           --           --          --     136,797

Reclassed from redeemable stock-12/11/03             94           0          --           --           --          --     377,742

Issued for legal/consulting-1/12/04-
  $104.00 per share                              11,250          11          --           --           --          --   1,169,989

Issued for legal/consulting-2/25/04-
  $80.00 per share                               12,500          12          --           --           --          --     999,988

Issued for debenture damages-3/4/04-
  $79.91 per share                                  438           0          --           --           --          --      35,000

Issued for legal/consulting-3/15/04-
  $40.00 per share                               15,000          15          --           --           --          --     599,985

Issuable for consulting-3/15/04-
  $40.00 per share                                1,250           1          --           --           --          --      49,999

Issued for compensation-3/15/04-
  $40.00 per share                                1,250           1          --           --           --          --      49,999

Issued for conversion of conv. debentures
  -4/12/04 $24.7449 per share                     3,167           3          --           --           --          --      78,364

Issued for consulting services-4/12/04-
  $40.00 per share                                2,750           3          --           --           --          --     109,997

Issued for legal/consulting-4/19/04-
  $40.00 per share                               10,625          11          --           --           --          --     424,989

Issued for legal/consulting-5/7/04-
  $40.00 per share                               12,950          13          --           --           --          --     517,987

Issued for compensation-5/7/04-
  $40.00 per share                                1,050           1          --           --           --          --      41,999

Amortization of deferred compensation                --          --          --           --           --          --          --

Amortization of deferred consulting                  --          --          --           --           --          --          --

Issued for subscription receivable-8/23/04-
  $0.01 per share                                    --          --          --           --   10,000,000      10,000      90,000

Net loss, year ended September 30, 2004              --          --          --           --           --          --          --
                                            ----------- ----------- -----------  -----------  ----------- ----------- -----------

BALANCE AT SEPTEMBER 30, 2004                   118,563 $       119          --  $        --   10,000,000 $    10,000 $11,048,976
                                            =========== =========== ===========  ===========  =========== =========== ===========


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
                                            ===========  ===========  ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                      PERIOD FROM
                                                                                                     OCTOBER 1, 2003
                                                                                                     (INCEPTION OF
                                                                                   YEAR  ENDED      DEVELOPMENT STAGE)
                                                                                  SEPTEMBER  30,    TO SEPTEMBER 30,
                                                                                2004         2003        2004
                                                                            ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(6,400,107) $  (201,799) $(6,400,107)
Adjustments to reconcile net loss to net cash used in operating activities:
   Bad debt expense                                                               1,171           --        1,171
   Accrued interest on subscription promissory note                                (208)        (208)
   Loss on disposition of assets                                                     --       94,072           --
   Provision for uncollectible loans                                                 --       80,760           --
   Amortization of debt issue costs                                                  --       65,400           --
   Accrued debenture penalty                                                         --       10,500           --
   Impairment of assets                                                              --       15,382           --
   Amortization of cash based deferred debt issue costs                              --       52,900           --
   Amortization of stock based deferred debt issue costs                             --       12,500           --
   Settlement gain                                                                   --       (1,750)          --
   Stock issued for compensation                                                     --      411,420           --
   Stock issued for legal services                                            1,202,800        7,500    1,202,800
   Stock issued for consulting services                                       1,769,001           --    1,769,001
   Stock issued for debenture liquidated damages                                     --        7,000           --
   Stock issue for merger termination fee                                            --       30,000           --
   Debenture liquidated damages                                                  26,740           --       26,740
   Amortization of deferred compensation                                      1,963,387           --    1,963,387
   Amortization of deferred consulting                                        1,182,195           --    1,182,195
   Interest expense related to beneficial conversion feature                         --       58,333           --
   Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                                      (548)        (623)        (548)
      Increase in other assets                                                       --      (15,400)          --
      Decrease in bank overdrafts                                                (1,976)      (1,311)      (1,976)
      Increase in accounts payable                                               88,873       39,625       88,873
      Increase in accrued interest payable                                       17,520       17,325       17,520
      Increase in due to consultants                                             36,196           --       36,196
      Increase in other current liabilities                                      33,535           --       33,535
      Increase (decrease) in payroll taxes payable                               77,190      (11,912)      77,190
      Increase in judgment payable                                                4,231        4,443        4,231
                                                                            ------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                       $        --  $  (100,991) $        --
                                                                            ==========================================

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                    PERIOD FROM
                                                                                  OCTOBER 1, 2003
                                                                                   (INCEPTION OF
                                                             YEAR  ENDED          DEVELOPMENT STAGE)
                                                             SEPTEMBER  30,       TO SEPTEMBER 30,
                                                          2004          2003           2004
                                                      ----------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Cash advances from (to) stockholders
                                                      $         --  $    (15,382) $         --
                                                      ----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           --       (15,382)           --

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on note payable - related party               --        (5,727)           --
Proceeds from issuance of convertible debentures                --       122,100            --
                                                      ----------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --       116,373            --

NET INCREASE  IN CASH                                           --            --            --
CASH AT BEGINNING OF PERIOD                                     --            --            --
                                                      ----------------------------------------------
CASH AT END OF PERIOD                                 $         --  $         --  $         --
                                                      ==============================================
CASH INTEREST PAID                                    $         --  $         --  $         --
                                                      ==============================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stock issued for debenture liquidated damages         $     35,000  $         --  $     35,000
Stock issued for conversion of Convertible debentures
and accrued interest                                        78,367            --        78,367
Stock issued for conversion of accounts payable             54,999            --        54,999

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