Form 10QSB/A
period 2004-12-31
NANNACO INC
filed 2005-04-18
CIK 1112748

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

                                  NANNACO, INC.
                                   FORM 10-QSB/A

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

Item 3A. Evaluation of Disclosure Controls and Procedures.

      Steve Careaga, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB/A. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6. Exhibits

      The following exhibits are filed herewith:

Exhibit                  Title                                      Location
-------                  -----                                      --------
2        Plan and Agreement of Merger with NAZZ        Incorporated by Reference to Form
         Productions, Inc.                             8-Kdated August 23, 2004

2.1      Amendment to Plan and Agreement of            Filed Herewith
         Merger with NAZZ Productions, Inc.


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


NAME AND SIGNATURE              TITLE                          DATE

                                Principal Executive Officer,   April 14, 2005
                                Principal Financial Officer,
/s/ Steve Careaga               Sole Director
---------------------------
Steve Careaga