Form 10QSB
period 2005-03-31
NANNACO INC
filed 2005-05-16
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

             4906 Point Fosdick Dr., Suite 102, Gig Harbor, WA 98335
               (Address of principal executive offices)(Zip Code)

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

The number of shares outstanding of the Company's common stock outstanding on April 29, 2005: 97,033,561

                                  NANNACO, INC.
                                   FORM 10-QSB

Part I. Financial Information.

Item 1. Consolidated Financial Statements

Filed herewith are our following unaudited financial statements:

                                                                       Page No.

Balance Sheet at March 31, 2005.............................................3

Statements of Operations for the six and three months

ended March 31, 2005 and 2004...............................................5

Statements of Cash Flows for the six and three months

ended March 31, 2005 and 2004...............................................6

Notes to Financial Statements...............................................8

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2005

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $     --
                                               --------

Total current assets                           $     --
                                               ========

                                   LIABILITIES

CURRENT LIABILITIES
Convertible debentures                         $ 77,500
Bank loans                                       59,336
Accounts payable - trade                        117,093
Accrued compensation, related party              25,092
Accrued interest                                 51,790
Due to consultants                               36,196
Other current liabilities                        84,378
Payroll taxes payable                           270,789
Sales tax payable                                40,801
Judgment payable                                 55,226
Loan payable - related party                     42,700
                                               --------

Total current liabilities                      $860,900
                                               ========


The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (Continued)
                                   (Unaudited)
                                 MARCH 31, 2005

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

COMMITMENTS AND CONTINGENCIES
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Issued - 10,000,000 issued and outstanding                               10,000

Common stock, $0.001 par value, 500,000,000 shares authorized:
Issued - 97,033,561 issued and outstanding                               97,034

Additional paid in capital                                           14,412,061

Accumulated deficit through September 30, 2003                       (5,048,764)

Deficit accumulated during development stage                         (9,831,879)
                                                                   ------------
                                                                       (361,548)

Less: Subscription receivable                                          (101,205)
Less: Deferred consulting                                              (398,146)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (860,900)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                      $         --
                                                                   ============





The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Period From
                                                                                                      October 1, 2003
                                                                                                       (Inception of
                                              Six Months Ended             Three Months Ended       Development Stage)
                                                 March   31,                    March   31,             To March 31,
                                            2005            2004            2005            2004            2005
                                        ------------    ------------    ------------    ------------    ------------
REVENUES FROM DISCONTINUED OPERATIONS   $         --    $     15,577    $         --    $         --    $     15,577

COST OF REVENUES                                  --          16,848              --           3,715          16,848
                                        ------------    ------------    ------------    ------------    ------------

GROSS LOSS                                        --          (1,271)             --          (3,715)         (1,271)

OPERATING EXPENSES:

Selling, general and administrative               --          15,220              --          (1,991)         16,186

Compensation and payroll taxes                57,097       1,983,397          21,507       1,637,032       2,097,675

Consulting                                 1,912,255       1,946,042       1,312,883       1,857,543       4,870,251

Legal and professional                     1,405,000         984,894       1,100,000         769,594       2,733,986

Rent                                              --           1,495              --              --           1,495

Travel and entertainment                          --           3,726              --           2,445           3,726

Debenture liquidated damages                  48,603          24,500          10,400           3,500          75,343

Bad debt expense                                  --           1,171              --           1,171           1,171
                                        ------------    ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                   3,422,955       4,960,445       2,444,790       4,269,295       9,799,833
                                        ------------    ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                      (3,422,955)     (4,961,716)     (2,444,790)     (4,273,009)     (9,801,104)

OTHER INCOME (EXPENSE):

Interest expense, net                         (8,817)        (12,467)         (4,100)         (6,234)        (30,775)
                                        ------------    ------------    ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                  (8,817)        (12,467)         (4,100)         (6,234)        (30,775)
                                        ------------    ------------    ------------    ------------    ------------

NET LOSS                                $ (3,431,772)   $ (4,974,183)   $ (2,448,890)   $ (4,279,244)   $ (9,831,879)
                                        ============    ============    ============    ============    ============

NET LOSS PER SHARE -
BASIC AND DILUTED                       $      (0.16)   $     (99.17)   $      (0.06)   $     (67.60)   $      (1.39)
                                        ============    ============    ============    ============    ============


WEIGHTED AVERAGE SHARES                   21,170,239          50,158      42,232,230          63,303       7,098,802
                                        ============    ============    ============    ============    ============


The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 MARCH 31, 2005

                                                                                                  Period From
                                                                                                  October 1, 2003
                                                                                                  (Inception of
                                                                               Six Months Ended  Development Stage)
                                                                             March   31,            To March 31,
                                                                       2005            2004           2005
                                                                   ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                           $ (3,431,772)   $ (4,974,183)   $ (9,831,879)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Bad debt expense                                                                       1,171           1,171
   Accrued interest on subscription promissory note                        (997)             --          (1,205)
   Stock issued for legal services                                    1,400,000         952,800       2,602,800
   Stock issued for consulting services                               1,360,000       1,504,000       3,129,001
   Stock issued for debenture liquidated damages                             --
                                                                   ---------------------------------------------
   Stock issued for termination fee                                          --
                                                                   ---------------------------------------------
   Debenture liquidated damages                                          48,603          24,500           75,343
   Amortization of deferred compensation                                 44,917       1,918,387        2,008,303
   Amortization of deferred consulting                                  552,255         435,241        1,734,449
                                                                   ---------------------------------------------
   Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                                              (548)           (548)
                                                                                             --
      Increase in other assets                                               --
                                                                   ---------------------------------------------
      Decrease in bank overdrafts
                                                                                         (1,976)         (1,976)
      Increase in accounts payable                                        5,000          20,845          93,873

      Increase in accrued interest payable                                7,699          10,353          25,219

      Increase in due to consultants                                                      8,750          36,196

      Increase in other current liabilities                                              33,535          33,535

      Increase in payroll taxes payable                                  12,181          65,010          89,371

      Increase in judgment payable                                        2,115           2,115           6,346

                                                                   ---------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                              $          0    $          0    $          0
                                                                   =============================================

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                       Period From
                                                                                      October 1, 2003
                                                                                      (Inception of
                                                             Three Months  Ended      Development Stage)
                                                                  March  31,           To March 31,
                                                             2005           2004           2005
                                                         ------------   ------------   ------------
CASH FLOW FROM INVESTING ACTIVITIES                                --             --             --
                                                         ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                              --             --             --
                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES                               --             --             --
                                                         ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --             --             --
                                                         ------------   ------------   ------------

NET INCREASE IN CASH                                               --             --             --
                                                         ------------   ------------   ------------
CASH AT BEGINNING OF PERIOD                                        --             --             --
                                                         ------------   ------------   ------------
CASH AT END OF PERIOD                                    $         --   $         --   $         --
                                                         ============   ============   ============
CASH INTEREST PAID                                       $         --   $         --   $         --
                                                         ============   ============   ============

Supplemental disclosure of non-cash transactions:
Stock issued for debenture liquidated damages            $         --   $         --   $     35,000
Stock issued for conversion of debentures and interest         30,900             --        109,267
Stock issued for conversion of accounts payable                25,404             --         80,403




     The accompanying notes are an integral part of the financial statements

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


1.    HISTORY AND NATURE OF BUSINESS

      Nannaco, Inc. ("Nannaco", "the Company", "we", "us") is a publicly traded company that previously provided surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well as to owners of historical buildings. The Company had operated under the trade name Surface Pro on order to relate to its previous principal business activity, since the Nannaco name did not indicate the type of business. The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations.

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

      In March 2004, the Company announced they had signed a letter of intent to acquire Red Alert Group, Inc. ("Red Alert"), a company specializing in homeland and global security. The Company anticipated that upon the successful completion of the announced acquisition, the name of the Company would be changed to Red Alert Group, Inc. and would apply to obtain a new stock ticker symbol. In July 2004, the Company filed a Schedule 14A with the Securities and Exchange Commission ("SEC") giving notice that the Company and Red Alert had adopted an Agreement and Plan of Merger ("Merger Agreement") that would result in Red Alert becoming a wholly owned subsidiary of Nannaco. The Schedule 14 A was subsequently withdrawn prior to any action being taken thereunder. In November 2004, the Company announced that the merger previously announced with Red Alert was terminated. The Board of Directors of both Nannaco and Red Alert approved the termination, without cause, of the Agreement and Plan of Merger. As a result of the termination of the agreement, both companies will bear their own expenses in connection with the merger and neither company will owe to the other either break-up fees or other costs and expenses.

      In October 2004, a 1 for 100 reverse-split discussed above was completed and the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 as a result thereof. Additionally, in December 2004 the Board

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


approved and completed a 1 for 40 reverse-stock split. As a result of this reverse-stock split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563.

      On October 28, 2004 the Company and NAZZ Productions, Inc. entered into an agreement to merge a subsidiary of Nannaco into NAZZ Productions, Inc. ("NAZZ") and to rename the Company NAZZ Productions, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of NAZZ issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holder of NAZZ common stock will hold 95% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction, on a fully diluted basis. The NAZZ merger agreement was extended by mutual consent to close not later than March 31, 2005. As of the date of these Financial Statements, the merger has not closed and the Company has renegotiated the merger agreement substituting instead an agreement to acquire NAZZ Productions, Inc. through an acquisition subsidiary with the Company retaining 5% of the stock of acquisition subsidiary. Upon the effectiveness of a registration statement covering the distribution of shares,the Company will distribute the 5% shareholdings to its shareholders. NAZZ will not be entitled to a $200,000 "break-up fee" as provided under certain circumstances in the prior merger agreement.

2. GOING CONCERN

      We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at March 31, 2005. In addition, we are in default under our convertible debenture agreements and we have no assets. We had net losses of $3,431,772 for the six months ended March 31, 2005 and $4,974,183 for the six months ended March 31, 2004. At March 31, 2005, our current liabilities exceeded our current assets by $860,900, our stockholders' deficiency was $860,900, we had an accumulated deficit from prior business operations of $5,048,764 and we had a deficit accumulated during the development stage of $9,831,879 as of March 31, 2005.

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

      We have substantial current obligations and no assets to satisfy these obligations. As of March 31, 2005, we had $860,900 of liabilities as compared to $840,706 as of September 30, 2004. Of the $860,900 outstanding at March 31, 2005, $270,789 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid and is in discussions with the IRS concerning resolution of the matter. The remaining current obligations (which are all past due) include sales tax payable of $40,801, accounts payable of $117,093, judgment payable of $55,336, bank loans of $59,335, loan payable-related party of $42,700, accrued compensation-related

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005

party of $25,092, due to consultants of $36,196, convertible debentures of $77,500 and accrued debenture liquidated damages of $50,843. The Company does not have any cash resources or other assets to pay these obligations.

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

      o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

      o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business. We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required for a comprehensive presentation of financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six and three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending September 30, 2005. These Financial Statements should be read

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


in conjunction with the audited Financial Statements of Nannaco, Inc., for the years ended September 30, 2004 and 2003 included in Form 10-KSB Accounting Estimates

      When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes the realizability of a subscription note receivable, provision for uncollectible investor loans, impairment of property and equipment, evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Fair Value of Financial Instruments

      We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at March 31, 2005.

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

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005



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

Loss per Common Share

      Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional items to adjust the numerator or denominator in the EPS computations.

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

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.


SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


1). A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.


(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.


The Company is required to adopt SFAS No. 123(R) on January 1, 2006, and is currently evaluating the adoption alternatives.


As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25`s intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R) `s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company's overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.


4. SHORT-TERM DEBT

Our short-term debt at March 31, 2005 consisted of the following:

Bank Loans
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per annum, 60 monthly payments of principal and interest..............................  $  25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum,
  interest payable monthly and line of credit due July 15, 2002......................    33,986
                                                                                        -------
                                                                                      $  59,336
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

      At March 31, 2005, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required.

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                   (unaudited)
                                 March 31, 2005


The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month-to-month basis. The line of credit is secured by a personal guaranty of the Company's former President.

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

Convertible Debentures
$175,000 Convertible Debentures, dated March and April of 2003, bearing
  interest at 6% per annum and due in March and April of 2006.........................      $  77,500
                                                                                            =========

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

      Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005

common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three-month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. Effective March 31, 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 438 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. For the period from April 1, 2004 through March 31, 2005, the Company has recorded an additional $50,843 of liquidated damages resulting in an accrued balance of $50,843 as of March 31, 2005.

      Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at March 31, 2005.

      In April and May of 2004, $67,500 principal amount of the debentures was converted into 3,167 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 2,736 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 431 shares at $0.00435 per share.

      In March 2005, $30,000 principal amount of the debentures was converted into 8,239,998 shares of our common stock at $0.0375 per share. For this conversion, one party with a debenture in the principal amount of $5,000, converted accrued interest and accrued liquidated damages totaling $900 into 240,000 shares of our common stock, which are included in the 8,239,998 shares discussed above. None of the other conversions included accrued interest or accrued debenture liquidated damages and the Company has retained these accruals in the accompanying Financial Statements.

      As a result of the above conversions, $77,500 principal amount of the convertible debentures is outstanding as of March 31, 2005 (See Subsequent Events Note 9).

5. CONTINGENT RETURNABLE COMMON STOCK

      In October 2004, the Company issued 750,000 shares of common stock as compensation to the Chief Executive Officer in his capacity as Chief Financial Officer and director. The shares were issued as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, the officer was required to raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares. As of the date of these Financial Statements, the requirement had not been met and the Company is commencing the process top have the shares cancelled and returned. The shares were valued at $1.20 per share, the fair market value on the grant date or $900,000. The Company anticipates that these shares will be canceled and that the $900,000 of deferred compensation recorded will be reversed at that time. Accordingly, the Company has recorded the common stock and related deferred compensation as Contingent Returnable Common Stock in the accompanying Balance Sheet as of March 31, 2005. Additionally, the Company is in the process of canceling these shares, but as of the date of these Financial Statements, the cancellation was not finalized. See subsequent events note 9.

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


6. STOCKHOLDERS' EQUITY

Capital Structure

      We are authorized to issue up to 500,000,000 shares of our common stock, $0.001 par value per share, of which 97,033,561 shares were issued and outstanding as of March 31, 2005. In September 2004, we completed a 1 for 100 reverse-split of the issued and outstanding shares of the common stock of the Company while maintaining the amount of common stock shares we are authorized to issue at 500,000,000. As a result of the 1 for 100 reverse-split, the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 after the reverse-split In December 2004, we completed a 1 for 40 reverse-split of the issued and outstanding shares of the common stock of the Company. In accordance with SFAS 128, the Company applied the effect of the 1 for 40 reverse split from the beginning of the year and as a result of the 1 for 40 reverse split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563 after the reverse-split as of September 30, 2004.

      We are authorized to issue up to 100,000,000 shares of Preferred Stock, $0.001 par value per share, of which 10,000,000 shares were issued and outstanding as of March 31, 2005 (See Issuances of Preferred Stock below).


Issuances of Common Stock

      In November 2003, the Company issued 16,325 shares of common stock. 3,750 of the shares were issued as an annual bonus for the President of the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003 and are being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005 - see Deferred Compensation below. 10,125 of the shares were issued for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of November 9, 2003 and are being amortized over the one year term of the agreements - see Deferred Consulting below. The remaining 2,500 shares were issued for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $100,000 of legal expense in the accompanying Statements of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005.

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

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


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

      In January 2004, the Company issued 11,250 shares of common stock. 7,500 of the shares were issued for consulting services provided to the Company and were valued at $0.026 per share, the closing share price on the grant date of January 12, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and this issuance of shares was subsequently modified as discussed below. Accordingly, the Company has expensed the entire amount of the 7,500 shares issued and recorded $780,000 of consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004. The remaining 3,750 shares of the 11,250 shares issued were for legal services provided to the Company and were valued at $0.026 per share, the closing price on the grant date of January 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $390,000 of legal expense in the accompanying Statements of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005.

      In February 2004, the Company issued 12,500 shares of common stock. 8,750 of the shares were issued for consulting services provided to the Company and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and the January 2004 issuance of 7,500 shares discussed above. Accordingly, the Company has expensed the entire amount of the 8,750 shares issued and recorded $700,000 of consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005. 2,500 shares of the 8,750 shares issued were for legal services provided to the Company and were valued at $104.00 per share, the closing price on the grant date of February 25, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $200,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005. The remaining 1,250 shares of the 8,750 shares issued were for new consulting services and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement - see Deferred Consulting below.

      In March 2004, the Company issued 16,250 shares of common stock (See Common Stock Issuable below). 1,250 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 11,250 of the 16,250 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of March 15, 2004. These shares were issued as the last modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and additional shares issued as discussed above. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of March 15, 2004 through March 15, 2005 - see Deferred Consulting below. 3,750 shares of the 16,250 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of March 15, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005.

      In April and May 2004, the Company issued 3,167 shares of Common Stock. The shares were issued for the conversion of $67,500 of convertible debentures at $24.7449 per share

      In April 2004, the Company issued 2,750 shares of Common Stock. The shares were valued at $40.00 per share, the closing price on the grant date of April 12, 2004, and were issued to a consultant for the conversion of $54,999 of accounts payable and $55,001 of additional consulting services provide to the Company. The agreement for the additional consulting services was for a term of three months and the Company has expensed the entire $55,001 as consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005.

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

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


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

      In May 2004, the Company issued 14,000 shares of common stock. 1,050 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing price on the grant date of March 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 10,450 of the 14,000 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of May 7, 2004. These shares were issued as the last modification of the terms related to previously issued shares to the consultants. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005 - see Deferred Consulting below. 2,500 of the 14,000 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of May 7, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005.


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

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


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


      In February 2005, the Company issued 43,000,000 shares of common stock. 17,500,000 shares of the 43,000,000 shares issued were for legal services provided to the Company and were valued at $0.04 per share, the closing price on the grant date of February 4, 2005. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $700,000 of legal expense in the accompanying Statements of Operations. 12,500,000 of the 43,000,000 shares issued were for consulting services provided to the Company and were valued at $0.04 per share, the closing share price on the grant date of February 4, 2005. The 12,500,000 shares were issued as a modification of an existing agreement and the term of the existing agreement has expired without modification. Accordingly, the Company has expensed the entire amount of the 12,500,000 shares and recorded $500,000 of consulting expense in the accompanying Statement of Operations. 7,000,000 of the 43,000,000 shares issued were for consulting services provided to the Company and were valued at $0.04 per share, the closing price on the grant date of February 4, 2005. Subsequently, additional shares were issued to the same consultants as a modification of the agreement (see 45,000,000 shares issuance below). Accordingly, the Company has expensed the entire amount of the 7,000,000 shares issued and recorded $280,000 of consulting expense in the accompanying Statement of Operations. 6,000,000 of the 43,000,000 shares were issued as a modification for consultants who received shares previously and were valued at $0.04 per share, the closing price on the grant date of February 4, 2005. The Company will amortize the 6,000,000 shares or $240,000 over the terms of the agreement based upon the grant date of February 4, 2005 through October 1, 2005 and

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005



October 29, 2005, the original termination date for the shares issued previously
- see Deferred Consulting below.


      In March 2005, the Company issued 45,000,000 shares of common stock. 20,000,000 shares of the 45,000,000 shares issued were for legal services provided to the Company and were valued at $0.02 per share, the closing price on the grant date of March 3, 2005. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $400,000 of legal expense in the accompanying Statements of Operations. 12,500,000 of the 45,000,000 shares issued were for consulting services provided to the Company and were valued at $0.02 per share, the closing share price on the grant date of March 3, 2005. The 12,500,000 shares were issued as a modification of an existing agreement and the term of the existing agreement has expired without modification. Accordingly, the Company has expensed the entire amount of the 12,500,000 shares and recorded $250,000 of consulting expense in the accompanying Statement of Operations. 12,500,000 of the 45,000,000 shares were issued as a modification for consultants who received shares previously and were valued at $0.02 per share, the closing price on the grant date of March 3, 2005. The Company will amortize the 12,500,000 shares or $250,000 over the terms of the agreement based upon the grant date of March 3, 2005 through May 15, 2005 and February 3, 2006, the original termination date for the shares issued previously - see Deferred Consulting below.


      In March 2005, the Company issued 8,239,998 shares of Common Stock. The shares were issued for the conversion of $30,000 of convertible debentures and $900 of accrued interest and accrued liquidated debenture damages at $0.00375 per share.


      See Subsequent Events Note 9.

Issuances of Preferred Stock:

      On August 23, 2004, the Company sold 10,000,000 shares of newly designated Series A Convertible Preferred Stock. The obligation to buy the Series A Convertible Preferred Stock created by the Subscription Agreement was, on the same date, exchanged for a promissory note executed by the buyer as maker and the Company as holder. The promissory note is in the principal amount of $100,000, bears interest at the rate of 2% per annum and will be paid in installments. The first installment was due on October 15, 2004 in the amount of $10,000 and thereafter installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005.


      The first installment under a promissory note receivable held by the Company was due on October 15, 2004 in the amount of $10,000. The Company did not receive this payment. Additionally, installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005. The second through fifth installments due on the 15th

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


day of November 2004, December 2004, January 2005, February 2005 and March 2005 in the amount of $7,500 each plus accrued interest were not received by the Company either. See Subsequent Events Note 9.

      The Company has recorded $1,205 of accrued interest on the promissory note through March 31, 2005 in the accompanying Financial Statements.


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


      In accordance with EITF Issue 98-5, as amended by EITF Issue 00-27, the Company has evaluated that the convertible preferred stock discussed above does not have a beneficial conversion feature as the preferred stock is not convertible at the option of the holder and is therefore not deemed convertible preferred stock for evaluation of the beneficial conversion.

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

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


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

      On March 15, 2004, the Company authorized the issuance of 1,250 shares as compensation for the new CEO of the Company. The shares were valued at $40.00 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $50,000 on the grant date of March 15, 2004 and all of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

      On May 7, 2004, the Company authorized the issuance of 1,050 shares as compensation for the new CEO of the Company. The shares were valued at $40.00 per share, the closing price on the grant date of May 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company has recorded Deferred Compensation in the amount of $42,000 on the grant date of May 7, 2004 and all of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

Deferred Consulting

      On November 9, 2003, the Company authorized the issuance of 10,125 shares of common stock for consulting services provided to the Company and was valued at $40.00 per share, the closing share price on the grant date of November 9, 2003 and the resulting $405,000 was recorded as Deferred Compensation. The deferred compensation balance is being amortized over the one-year term of the agreements through November 9, 2004 and for the three months ended December 31, 2003, $57,699 was amortized and recorded as consulting expense in the accompanying Statements of Operations. As a result of the issuance of additional shares to the consultants as discussed below, in May 2004, the entire remaining Deferred Consulting balance in the amount of $347,301 was expensed by the Company and recorded as consulting expense in the accompanying Statement of Operations.

      In February 2004, the Company issued 1,250 shares of common stock for new consulting services. The shares were valued at $80.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


the one-year term of the agreement. Accordingly, the Company recorded $100,000 of Deferred Consulting on the grant date of February 25, 2004 and has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 11,250 shares of common stock for consulting services as a modification of the November 9, 2003 and subsequent issuances as discussed previously under Issuances of Common Stock. The shares were valued at $40.00 per share, the closing share price on the grant date of March 15, 2004 and are being amortized over the one-year term of the agreement from the grant date of March 15, 2004. Accordingly, the Company recorded $450,000 of Deferred Consulting on the grant date of March 15, 2004 and the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In March 2004, the Company issued 16,250 shares of common stock as discussed above. Subsequently, the Company determined that an error was made and 17,500 shares of common stock should have been issued. The 1,250 shares are for new consulting services and the Company recorded the 1,250 shares as common stock issuable at March 31, 2004. In April 2004, the 1,250 shares were issued by the transfer agent and reclassed from Common Stock Issuable to Common Stock. The shares were valued at $40.00 per share, the closing price on the date of grant of the 16,250 shares discussed above and was being amortized over the term of the agreement from March 15, 2004 through March 15, 2005. Accordingly, the Company recorded $500,000 of Deferred Consulting on the grant date of March 15, 2004 and the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 1,625 shares of common stock as the last modification for two consultants that were issued shares previously. The Company is amortizing these shares over the six month term of the agreements based upon the grant date of April 19, 2004 through October 19, 2004. Accordingly, the Company recorded $65,000 of Deferred Consulting on the grant date of April 12, 2004 and the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 10,450 shares of common stock as the last modification for several consultants that were issued shares previously. The Company will amortize these shares over the one year term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005. Accordingly, the Company recorded $418,000 of Deferred Consulting on the grant date of May 7, 2004 and the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.


      In November 2004, the Company issued 75,000 shares as a modification for a consultant and valued at $1.20 per share, the closing price on the grant date of November 1, 2004. The Company will amortize the 75,000 shares or $90,000 over the term of the agreement based upon the grant date of November 1, 2004 through

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


      October 1, 2005. Accordingly, the Company recorded $90,000 of Deferred Consulting on the grant date of November 1, 2004. Subsequently, additional shares of common stock were issued to the consultant and the entire balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.


      In November 2004, the Company issued 50,000 shares to a consultant for prior and new consulting services and valued at $1.20 per share, the closing price on the grant date of November 1, 2004. The prior services were valued at $25,404 and had been recorded previously and included in Accounts Payable as of September 30, 2004. The Company will amortize the 50,000 shares or $34,596 (60,000 less $25,404 of Accounts payable converted) over the term of the agreement based upon the grant date of November 1, 2004 through May 15, 2005. Subsequently, additional shares of common stock were issued to the consultant and the entire balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.


      In February 2005, the Company issued 6,000,000 shares to two consultants as a modification of their agreements and valued at $0.04 per share, the closing price on the grant date of February 4, 2005. The Company will amortize the 6,000,000 shares or $240,000 over the terms of the agreement based upon the grant date of February 4, 2005 through October 1, 2005 and October 29, 2005, the original termination date for the shares issued previously. Accordingly, the Company recorded $240,000 of Deferred Consulting on the grant date of February 4, 2005 and $54,265 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.


      In March 2005, the Company issued 12,500,000 shares to three consultants as a modification of their agreements and valued at $0.02 per share, the closing price on the grant date of March 3, 2005. The Company will amortize the 12,500,000 shares or $250,000 over the terms of the agreement based upon the grant date of March 3, 2005 through May 15, 2005 and February 3, 2006, the original termination date for the shares issued previously - see Deferred Consulting below. Accordingly, the Company recorded $250,000 of Deferred Consulting on the grant date of March 3, 2005 and $37,589 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.


      In March 2005, the Company issued 8,239,998 shares of Common Stock. The shares were issued for the conversion of $30,000 of convertible debentures and $900 of accrued interest and accrued liquidated debenture damages at $0.0375 per share.

Stock Based Compensation Plans

      On September 29, 2003, the Company adopted a stock based compensation plan for 5,000,000 shares of common stock for which stock options, restricted stock and common stock may be granted from time to time to employees and consultants of the Company in lieu of cash. Under this plan, the Company issued 2,000,000

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005

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

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005


The following table summarizes activity related to options:

                              Number of Shares Weighted Average

Balance at September 30, 2003           40,000   $         1.00
  Granted ...................                0                0
  Exercised .................                0                0
  Forfeited .................          (40,000)            1.00
                                --------------   --------------
Balance at March 31, 2005 ...                0   $         1.00
                                ==============   ==============

      All options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance. All options previously granted, if any, have expired by their terms, unexercised.

The terms of options to purchase our common stock are summarized below:

----------------------------Options Outstanding---------------------------------    ------Options Exercisable------

---------------------------------------------------------------------------------------------------------------------------


                                                  Weighted                                             Weighted
                                Number            Average           Weighted           Number          Average
                            Outstanding at       Remaining          Average        Exercisable at      Exercise
Range of Exercise Prices     Mar. 31, 2005    Contractual Life   Exercise Price     Mar. 31, 2005       Price
------------------------- ------------------- ----------------- ----------------- ------------------ -------------
          $1.00                   0              .58 Years            1.00                0             $1.00
          =====                   =              =========            ====                =             =====

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

      On June 14, 2002, Wyndham Hotel Corporation obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005

in full. At March 31, 2005, the total amount due is $55,226 (including $12,918 of accrued interest) and is included under the caption Judgment Payable in the accompanying Financial Statements.

      The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At March 31, 2005, the Company has recorded $270,789 in the accompanying Balance Sheet for the estimated amount due (including accrued interest and penalties). As a result, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.


      On July 1, 2002, the Company relocated its facility and had a single month-to-month operating lease agreement for the business office located in San Antonio, Texas. There was no restriction on our activities concerning dividends, additional debt or further leasing. In 2004, the Company closed this facility and moved the business office from San Antonio, Texas to Gig Harbor, Washington. We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge (See Note 8 - Related Party Transactions). Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.


8. RELATED PARTY TRANSACTIONS

      Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700 at March 31, 2005.

      At September 30, 2004, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company and has been classified as accrued compensation - related party in the accompanying Balance Sheet at March 31, 2005.

      From October through December of 2003, the father of the Company's President advanced $26,500 of funds to the Company and this has been classified as other current liabilities in the accompanying Balance Sheet at March 31, 2005.


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

                                  Nannaco, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                  (unaudited)
                                 March 31, 2005

9. SUBSEQUENT EVENTS

      In April 2005, $15,000 principal amount of the debentures was converted into 3,999,999 shares of our common stock at $0.00375 per share. As a result of the above conversions, $62,500 principal amount of the convertible debentures is outstanding after the conversion.

      In April 2005, the Company issued 65,000,000 shares of its 0.001 par value common stock for legal and consulting services. The shares were valued at $0.007 per share, the market price of the common stock on the date of grant. The Company will record legal and consulting expense in the amount of $455,000.

      In April 2005, the Company cancelled 750,000 shares of common stock that was issued as compensation to the Chief Executive Officer in his capacity as Chief Financial Officer and director. The shares had been issued as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, the officer was required to raise capital in excess of $5,000,000 within 90 days following issuance or forfeit the shares and the requirement was not met. The shares had been valued at $1.20 per share, the fair market value on the grant date or $900,000, and recorded as Contingent Returnable Common Stock, which will be reversed by the Company.

      In April 2005, the Company determined that a promissory note from the sale of 10,000,000 shares of Series A Convertible Preferred Stock in August 2004 was deemed to be unenforceable and uncollectible. The promissory note was in the principal amount of $100,000, bears interest at the rate of 2% per annum and was to be paid in monthly installments, for which none were ever paid.

      The Company will reverse the previously recorded $100,000 principal amount of the promissory note and the offset will be the cancellation of the 10,000,000 shares of Series A Convertible Preferred Stock. Additionally, the Company will reverse $1,205 of accrued interest recorded on the promissory note.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the six months ended March 31, 2005 and 2004, the Company reported net losses of $3,431,772 and $4,974,183 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to continue to obtain vital professional services in exchange for the issuance by the Company of registered and unregistered capital stock and cash payments for required services;

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

We have not generated revenues from any source for several calendar quarters. We expect to generate revenues from operations in the next twelve months through our merger, acquisition and financing activities but cannot reasonably estimate the level of revenues to be generated, if any are generated at all. We estimate that our primary operating expense is the cost of remaining in compliance with the Securities Exchange Act of 1934: an expense we estimate at $75,000 to $125,000 per fiscal year. Our effort at capital raising is a transaction intensive exercise. Additionally, the operations of the company are law intensive and require legal services at higher levels. Finally, we rely heavily on the services of outside advisers, consultants and other professionals to supply us with business opportunities, the means to evaluate such opportunities, and the skills to advance the acquisition process. The fees associated with such processes are high and, since we have no revenues and no capital, we plan to continue to pay certain of our advisers, consultants and other professionals by issuing registered common stock in payment for their needed services. Over the last twelve months we have been presented the opportunity to acquire several companies that, after completion of our due diligence process, were rejected as merger or acquisition candidates. We will continue to assess the merits of a proposed merger or acquisition considering the best interests of our shareholders.

Otherwise, we believe that there is no other immediate need for cash absent a merger or acquisition transaction. To the extent cash is required to pay expenses, including audit expenses which cannot be paid for by issuing common stock to the independent registered public accounting firm, we will continue to rely on short-term advances and loans from consultants, advisers and other professional service providers which advances and loans are provided on an ad hoc basis and may not be forthcoming in the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.


RECENT DEVELOPMENTS

In February 2005, the Company issued 43,000,000 shares of its 0.001 par value common stock for legal and consulting services. The shares were valued at $0.04 per share, the market price of the common stock on the date of grant.

In March 2005, the Company issued 45,000,000 shares of its 0.001 par value common stock for legal and consulting services. The shares were valued at $0.02 per share, the market price of the common stock on the date of grant.

In March 2005, the Company issued 8,239,998 shares of its 0.001 par value common stock for the conversion of $30,000 of convertible debentures and $900 of accrued interest and accrued debenture liquidated damages, at a conversion rate of $0.00375 per share.

In April 2005, the Company issued 3,999,999 shares of its 0.001 par value common stock for the conversion of $15,000 principal amount of convertible debentures at a conversion rate of $0.00375 per share.

In April 2005, the Company issued 65,000,000 shares of its 0.001 par value common stock for legal and consulting services. The shares were valued at $0.007 per share, the market price of the common stock on the date of grant.


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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during the six months ending March 31, 2005. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of issuance.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Net operating loss carry-forwards aggregate approximately $2,819,000 and expire in the years through 2023.

As of October 1, 2003 the Company changed its strategy and moved into a new line of business. As a result of this change, under IRS rules, approximately $2,537,000 of the net operating loss carry-forward, through September 30, 2003 discussed above will not be allowable.

RESULTS OF OPERATIONS


Financial Analysis of the Six and Three Months Ended March 31, 2005 and 2004


                                               Six Months Ended             Three Months Ended
                                                  March  31,                     March  31,
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
REVENUES FROM DISCONTINUED OPERATIONS   $         --    $     15,577    $         --    $         --

COST OF REVENUES                                  --          16,848              --           3,715
                                        ------------    ------------    ------------    ------------
GROSS LOSS                                        --          (1,271)             --          (3,715)

OPERATING EXPENSES:
Selling, general and administrative               --          15,220              --          (1,991)

Compensation and payroll taxes                57,097       1,983,397          21,507       1,637,032

Consulting                                 1,912,255       1,946,042       1,312,883       1,857,543

Legal and professional                     1,405,000         984,894       1,100,000         769,594

Rent                                              --           1,495              --              --

Travel and entertainment                          --           3,726              --           2,445

Debenture liquidated damages                  48,603          24,500          10,400           3,500

Bad debt expense                                  --           1,171              --           1,171
                                        ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                   3,422,955       4,960,445       2,444,790       4,269,295
                                        ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                      (3,422,955)     (4,961,716)     (2,444,790)     (4,273,009)

OTHER INCOME (EXPENSE):
Interest expense, net                         (8,817)        (12,467)         (4,100)         (6,234)
                                        ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                  (8,817)        (12,467)         (4,100)         (6,234)
                                        ------------    ------------    ------------    ------------


NET LOSS                                $ (3,431,772)   $ (4,974,183)   $ (2,448,890)   $ (4,279,244)
                                        ============    ============    ============    ============


Six Months Ended March 31, 2005

Revenues:

Operating revenue decreased $15,577, or 100%, to zero for 2005 from $15,577 for 2004. The Company adopting a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.

Cost of Sales:

Cost of sales decreased $16,848, or 100%, to zero for 2005 from $16,848 for 2004. The Company adopting a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.

Operating Expenses:

Operating expenses decreased $1,537,490, or 31%, to $3,422,955 for 2005 from $4,960,445 for 2004. The decrease was primarily the result of a $1,926,300 decrease in compensation, offset by a $420,106 increase in legal and professional. The decrease in compensation was primarily the result of a decrease in the issuance of stock for compensation in 2005 versus 2004. The increase in legal and professional was primarily the result of an increase in the issuance of stock for legal and professional in 2005 versus 2004.

Other Expense:

Other expense decreased $3,650, or 29% to $8,817 for 2005 from $12,467 for 2004. The decrease was primarily from a decrease in interest expense as a result of less convertible debentures outstanding in 2005 as compared to 2004.

Three Months Ended March 31, 2005

Revenues:

There was no operating revenue for either 2005 or 2004. The Company adopting a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.

Cost of Sales:

There was no cost of sales for either 2005 or 2004. The Company adopting a new strategy during the fourth quarter of 2003 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a company having better financial resources. As of September of 2003, the Company ceased all operating activities and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.

Operating Expenses:

Operating expenses decreased $1,824,505, or 31%, to $2,444,790 for 2005 from $4,269,295 for 2004. The decrease was primarily the result of a $1,615,525 decrease in compensation and a $544,660 decrease in consulting, offset by a

$330,406 increase in legal and professional. The decrease in compensation and consulting was primarily the result of a decrease in the issuance of stock for compensation and consulting in 2005 versus 2004. The increase in legal and professional was primarily the result of an increase in the issuance of stock for legal and professional in 2005 versus 2004.

Other Expense:

Other expense decreased $2,134, or 34% to $4,100 for 2005 from $6,234 for 2004. The decrease was primarily from a decrease in interest expense as a result of less convertible debentures outstanding in 2005 as compared to 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $0 at March 31, 2005 as compared to $0 at September 30, 2004, and working capital deficit was $860,900 at March 31, 2005 as compared to $840,706 at September 30, 2004. The increase in the working capital deficit was primarily due to a $48,603 increase in other current liabilities as a result of accrued liquidated damages for convertible debentures, offset by a $30,000 decrease in the principal amount of convertible debentures.

Operating Activities:

Cash used in operating activities was $0 for both 2005 and 2004 as a result of the Company having no cash balances outstanding for either period.

Investing Activities:

There were no investing activities for both 2005 and 2004 as a result of the Company having no cash balances outstanding for either period.

Financing Activities:

There were no financing activities for both 2005 and 2004 as a result of the Company having no cash balances outstanding for either period.

Short-Term Debt

Our short-term debt at March 31, 2005 consisted of the following:

Bank Loans

$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at 10% per
  annum, 60 monthly payments of principal and interest..............................                $  25,350

$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum, interest payable monthly and line of credit due July 15,
  2002..............................................................................                   33,986
                                                                                                    ---------
                                                                                                    $  59,336
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

At March 31, 2005, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month-to-month basis. The line of credit is secured by a personal guaranty of the Company's former President.

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

Convertible Debentures

$175,000 Convertible Debentures, dated March and April of 2003, bearing interest
  at 6% per annum and due in March and April of 2006.........    $  77,500
                                                                 =========

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

Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July

2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three-month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. Effective March 31, 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 438 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. For the period from April 1, 2004 through March 31, 2005, the Company has recorded an additional $50,843 of liquidated damages resulting in an accrued balance of $50,843 as of March 31, 2005.

Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at March 31, 2005.

In April and May of 2004, $67,500 principal amount of the debentures was converted into 3,167 shares of our common stock. $60,000 of the debentures was converted in April 2004 into 2,736 shares at $0.0054825 per share and $7,500 of the debentures was converted in May 2004 into 431 shares at $0.00435 per share.

In March 2005, $30,000 principal amount of the debentures was converted into 8,239,998 shares of our common stock at $0.0375 per share. For this conversion, one party with a debenture in the principal amount of $5,000, converted accrued interest and accrued liquidated damages totaling $900 into 240,000 shares of our common stock, which are included in the 8,239,998 shares discussed above. None of the other conversions included accrued interest or accrued debenture liquidated damages and the Company has retained these accruals in the accompanying Financial Statements.

As a result of the above conversions, $77,500 principal amount of the convertible debentures is outstanding as of March 31, 2005.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of March 31, 2005, our contractual obligations and commitments by type and period:

                                            Payments Due by Period
                                            ----------------------
                                      Less than 1
Contractual Obligations       Total       year     1-3 years  4-5 years  After 5 years
-----------------------      --------   --------   --------   --------   --------

Short-Term Debt:
---------------
Bank Loans                     59,336    59,3366                    --         --

Loan Payable-Related Party     42,700     42,700                    --         --

Convertible Debentures         77,500     77,500
                             --------   --------   --------   --------   --------
Total Short-Term Debt        $179,536   $179,536   $                --         --
                             ========   ========   ========   ========   ========

2005 OUTLOOK

Our ability to continue in existence is heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management, or on any terms at all.

Item 3A. Evaluation of Disclosure Controls and Procedures.

      Steve Careaga, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective as of the date of the financial statements reported in this Form 10-QSB. He has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of matters to a Vote of Securities Holders

NONE.


Item 5. Other Information

NONE.

Item 6. Exhibits

      The following exhibits are filed herewith:

-------------------------------------------------------------------------------------------------------------------------
Exhibit                                   Title                                   Location
-------------------------------------------------------------------------------------------------------------------------
2                                         Plan and Agreement of Merger with       Incorporated by Reference to Form 8-K
                                          NAZZ Productions Inc.                   dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
2.1                                       Amendment to Plan and Agreement of      Incorporated by Reference to Form
                                          Merger with NAZZ Productions Inc.       10-QSB filed February 22, 2005
-------------------------------------------------------------------------------------------------------------------------
3.1                                       Articles of Incorporation               Incorporated by Reference to the SB-2
                                                                                  Registration Statement filed August
                                                                                  21 2000
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
3.2                                       Bylaws                                  Incorporated by Reference to Form
                                                                                  SB-2 Registration Statement filed on
                                                                                  August 21 2000
-------------------------------------------------------------------------------------------------------------------------
3.2a                                      Certificate of Amendment to Articles    Incorporated by Reference to Form
                                          of Incorporation                        SB-2 Registration Statement filed on
                                                                                  August 21 2000
-------------------------------------------------------------------------------------------------------------------------
3.3                                       Certificate of Amendment to Articles    Incorporated by Reference to the
                                          of Incorporation                        Preliminary Schedule 14C filed
                                                                                  February 10 2004
-------------------------------------------------------------------------------------------------------------------------
3.4                                       Certificate of Designation of Series    Incorporated by Reference to Form 8-K
                                          A Convertible Preferred Stock           dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
4.01                                      2003 Stock Option And Grant Plan        Incorporated by Reference to Form S-8
                                                                                  Registration Statement filed
                                                                                  September 30 2003
-------------------------------------------------------------------------------------------------------------------------
4.1                                       Form of Common Stock Certificate        Incorporated by Reference to the SB-2
                                                                                  Registration Statement filed on
                                                                                  August 21 2000
-------------------------------------------------------------------------------------------------------------------------
4.1a                                      Engagement Agreement with The Otto      Incorporated by Reference to the Form
                                          Law Group PLLC                          S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.1b                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          James J. Taylor                         filed April 21 2004
-------------------------------------------------------------------------------------------------------------------------
4.1c                                      Amendment No. 5 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              filed May 11 2004
                                          Bartholomew International Investments
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.2                                       Consulting Services Agreement between   Incorporated by reference to the Form
                                          Aequitas Company and NANNACO Inc.       S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.2a                                      Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Nicole Van      filed May 11 2004
                                          Coller
-------------------------------------------------------------------------------------------------------------------------
4.3                                       Consulting Services Agreement with      Incorporated by reference to the Form
                                          T.T. Byrne Capital Investments Inc.     S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.3b                                      Consulting Services Agreement between   Incorporated by reference to the Form
                                          Michael Nerone and NANNACO Inc.         S-8 Registration Statement filed
                                                                                  January 13 2004
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
4.4                                       Consulting Services Agreement between   Incorporated  by  reference to the
                                          Bartholomew International Investments   Form S-8 filed November 21 2003
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.4a                                      Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Kenneth Davidson and NANNACO Inc.       Registration Statement filed January
                                                                                  13 2004
-------------------------------------------------------------------------------------------------------------------------
4.4b                                      Amendment No. 1 to Consulting           Incorporated by Reference to the Form
                                          Services Agreement with Michael Nerone  S-8 Registration Statement filed
                                                                                  March 2 2004
-------------------------------------------------------------------------------------------------------------------------
4.4c                                      Amendment No. 1 to Agreement with       Incorporated by Reference to Form S-8
                                          Vintage Filings LLC dated May 6 2004    filed May 11 2004
-------------------------------------------------------------------------------------------------------------------------
4.5                                       Consulting Services Agreement between   Incorporated by reference to Form S-8
                                          Mark Triesch and NANNACO Inc.           Registration Statement filed January
                                                                                  13 2004
-------------------------------------------------------------------------------------------------------------------------
4.5a                                      Amendment No.1 to Consulting Services   Incorporated by Reference to Form S-8
                                          Agreement between Kenneth Davidson      Registration Statement filed March 2
                                          and NANNACO Inc.                        2004
-------------------------------------------------------------------------------------------------------------------------
4.5b                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Chris Ebersole dated May 6 2004         filed May 11 2004
-------------------------------------------------------------------------------------------------------------------------
4.5c                                      Amendment No. 9 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Terry        filed April 21, 2005
                                          Byrne at Bartholomew International
                                          Investments Limited Inc. and NANNACO
                                          Inc.
-------------------------------------------------------------------------------------------------------------------------
4.6                                       Consulting Services Agreement with      Incorporated by reference to the Form
                                          Vintage Filings LLC                     S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.6a                                      Amendment No. 1 to Consulting           Incorporated by Reference to FormS-8
                                          Services Agreement between Mark         Registration Statement filed March 2
                                          Triesch and NANNACO Inc.                2004
-------------------------------------------------------------------------------------------------------------------------
4.6b                                      Amendment No. 4 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              Registration Statement filed April 15
                                          Bartholomew International Investments   2004
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.6c                                      Amendment No.3 Consulting Services      Incorporated by Reference to Form S-8
                                          Agreement between Lou Digiaimo Jr.      filed April 21, 2005
                                          and Nannaco Inc.
-------------------------------------------------------------------------------------------------------------------------
4.7                                       Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Aequitas     Registration Statement filed January
                                          Company and NANNACO Inc.                13 2004
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
4.7a                                      Amendment No. 1 to Employment           Incorporated by reference to the Form
                                          Agreement with Andrew Devries III       S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.7b                                      Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Bradford     filed April 21, 2005
                                          van Siclen and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.8                                       Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              Registration Statement filed January
                                          Bartholomew International Investments   13 2004
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.8c                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Vintage Filings LLC dated April 6 2004  filed April 15 2004
-------------------------------------------------------------------------------------------------------------------------
4.3(e)                                    Amendment No. 6 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              filed November 4 2004
                                          Bartholomew International Investments
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.4e                                      Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Bruce Arthur Hall and Nannaco Inc.      filed November 4 2004
-------------------------------------------------------------------------------------------------------------------------
4.5e                                      Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Lou Digiaimo Jr. and Nannaco Inc.       filed November 4 2004
-------------------------------------------------------------------------------------------------------------------------
4.7b                                      Amendment No.2 to Consulting Services   Incorporated by Reference to Form S-8
                                          Agreement between Lou Digiaimo Jr.      filed February 10, 2005
                                          and Nannaco Inc.
-------------------------------------------------------------------------------------------------------------------------
4.6e                                      Amendment No.1 to Consulting Services   Incorporated by Reference to Form S-8
                                          Agreement between Lou Digiaimo Jr.      filed November 4 2004
                                          and Nannaco Inc.
-------------------------------------------------------------------------------------------------------------------------
4.6f                                      Amendment No. 7 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              filed February 10, 2005
                                          Bartholomew International Investments
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.7a                                      Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Steve Careaga and Nannaco Inc.          filed November 4 2004
-------------------------------------------------------------------------------------------------------------------------
4.7b                                      Amendment No. 8 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Terry        filed March 10, 2005
                                          Byrne at Bartholomew International
                                          Investments Limited Inc. and NANNACO
                                          Inc.
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
4.8                                       Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Michael Park    filed February 10, 2005
                                          dated April 14 2004
-------------------------------------------------------------------------------------------------------------------------
4.8a                                      Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Michael Park    filed March 10, 2005
                                          dated April 14 2004
-------------------------------------------------------------------------------------------------------------------------
4.9                                       Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Capital Group   filed April 15 2004
                                          International dated April 14 2004
-------------------------------------------------------------------------------------------------------------------------
                                          Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
4.9a                                      Agreement with Steve Careaga dated      filed February 10, 2005
                                          October 29 2004
-------------------------------------------------------------------------------------------------------------------------
4.9b                                      Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Bruce        filed March 10, 2005
                                          Arthur Hall and Nannaco Inc.
-------------------------------------------------------------------------------------------------------------------------
4.10                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Michael Park dated April 14 2004        filed April 15 2004
-------------------------------------------------------------------------------------------------------------------------
4.10a                                     Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Bradford van Siclen and NANNACO Inc.    filed February 10, 2005
-------------------------------------------------------------------------------------------------------------------------
4.10b                                     Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Bradford     filed March 10, 2005
                                          van Siclen and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.11                                      Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Kevin Evans and Nannaco Inc.            filed February 10, 2005
-------------------------------------------------------------------------------------------------------------------------
4.11a                                     Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Kevin        filed March 10, 2005
                                          Evans and Nannaco Inc.
-------------------------------------------------------------------------------------------------------------------------
4.12                                      Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              filed March 2 2004
                                          Bartholomew International Investments
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.13                                      Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Aequitas     filed March 2 2004
                                          Company and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
4.14                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Bagswell Capital LLC dated February     filed March 2 2004
                                          23 2004
-------------------------------------------------------------------------------------------------------------------------
4.15                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Seth Elliott dated February 23 2004     filed March 2 2004
-------------------------------------------------------------------------------------------------------------------------
10.1                                      Settlement Agreement and Release with   Incorporated by Reference to Form 10
                                          and by  James J. Taylor                 QSB filed May 24 2004
-------------------------------------------------------------------------------------------------------------------------
10.1a                                     Employment Agreement with Andrew        Incorporated by Reference to Form 8-K
                                          Devries III dated June 1 2002           filed November 18 2004
-------------------------------------------------------------------------------------------------------------------------
10.1b                                     Amendment No. 1 to Employment           Incorporated by Reference to Form
                                          Agreement with Andrew Devries III       8-K/A filed February 102004
                                          dated June 1 2003
-------------------------------------------------------------------------------------------------------------------------
10.2                                      Employment Agreement with Steve         Incorporated by Reference to the Form
                                          Careaga                                 S-8 registration statement filed on
                                                                                  March 16 2004
-------------------------------------------------------------------------------------------------------------------------
10.3                                      $375000 Promissory Note executed by     Incorporated by Reference to Form
                                          Andre DeVries III payable to the        10-QSB/A filed June 21 2004
                                          Registrant
-------------------------------------------------------------------------------------------------------------------------
10.4                                      Agreement and Plan of Merger dated      Incorporated by Reference to Form
                                          July 8 2004 between Nannaco and Red     10-QSB filed August 25 2004
                                          Alert
-------------------------------------------------------------------------------------------------------------------------
10.5                                      Termination Agreement dated August 16   Incorporated by Reference to Form
                                          terminating Nannaco/Red Alert merger    10-QSB filed August 25 2004
-------------------------------------------------------------------------------------------------------------------------
10.6                                      Nelana Holdings Ltd. Subscription for   Incorporated by Reference to Form 8-K
                                          Series A Convertible Preferred Stock    dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
10.7                                      Promissory Note dated August 23 2004:   Incorporated by Reference to Form 8-K
                                          Nelana Holdings Ltd. Maker              dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
10.8                                      Consulting Agreement with Steve         Incorporated by Reference to Form 8-K
                                          Careaga dated October 29 2004           filed October 29 2004
-------------------------------------------------------------------------------------------------------------------------
41                                        Amendment No. 3 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Bartholomew     filed March 16 2004
                                          International Investments Limited
                                          dated February 23 2004
-------------------------------------------------------------------------------------------------------------------------
42                                        Amendment No.2 to Consulting Services   Incorporated by Reference to Form S-8
                                          Agreement between Kenneth Davidson      filed March 16 2004
                                          and NANNACO Inc. dated March 15 2004
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
43                                        Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Mark         filed March 16 2004
                                          Triesch and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
44                                        Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Daedalus Ventures Inc. dated March 15   filed March 16 2004
                                          2004
-------------------------------------------------------------------------------------------------------------------------
45                                        Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Nicole Leigh Van Coller dated March     filed March 16 2004
                                          15 2004
-------------------------------------------------------------------------------------------------------------------------
46                                        Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Bagswell        filed March 16 2004
                                          Capital LLC
-------------------------------------------------------------------------------------------------------------------------
47                                        Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Saratoga Capital Partner Inc. dated     filed March 16 2004
                                          February 23 2004
-------------------------------------------------------------------------------------------------------------------------
48                                        Employment Agreement with Steve         Incorporated by Reference to Form S-8
                                          Careaga dated March 15 2004             filed March 16 2004
-------------------------------------------------------------------------------------------------------------------------
418                                       Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Capital Group International LLLP -      filed March 16 2004
                                          Western Series dated March 15 2004
-------------------------------------------------------------------------------------------------------------------------
31.1                                      Certificate of Principal Executive      Filed Herewith
                                          Officer
-------------------------------------------------------------------------------------------------------------------------
31.2                                      Certificate of Principal Financial      Filed Herewith
                                          Officer
-------------------------------------------------------------------------------------------------------------------------
32                                        Certificate                             Filed Herewith
-------------------------------------------------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE              TITLE                          DATE

                                Principal Executive Officer,   May 11, 2005
                                Principal Financial Officer,
/s/ Steve Careaga               Sole Director
---------------------------
Steve Careaga