Form 10KSB/A
period 2004-09-30
NANNACO INC
filed 2005-07-26
CIK 1112748

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


                4916 Fosdick Dr, Suite 102, Gig Harbor, WA 98335
               (Address of principal executive offices) (Zip Code)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A |X|

State issuer's revenues for its most recent fiscal year................$ 15,577

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

                                    PART III


ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and date of appointment of our directors and executive officers as of June x, 2005 are as follows:

Name                   Age        Position                  Years of Service
----                   ---        --------                  ----------------
Steve Careaga          40         Sole Officer                     1
                                  Sole Director


STEVE CAREAGA is the sole officer and director of the Company and has served in that capacity since February 2004. Mr. Careaga oversees the professional services being rendered to the Company by outside providers and participates in the development of policies and objectives of the Company. Mr. Careaga is formerly the Executive Director of Firefighters National Trust, a not for profit corporation providing aid and assistance to families of fallen firefighters, including victims of the September 11 attack against the World Trade Towers in New York City. In that capacity, he presided over an organization with a budget at one time exceeding $9,000,000. Mr. Careaga served in that position from 2001 to 2005. Mr. Careaga is also a director of Reality Wireless Networks, Inc., an over-the-counter bulletin board company trading under the symbol RWNW.OB.

Audit Committee

The Company does not have an audit committee because the Company does not have sufficient directors to people such a committee. The Company does not have sufficient directors because the business affairs of the Company do not require a larger participation.

Code of Ethics

The Company has not adopted a code of ethics because the Company has only one officer and director and because the business affairs and status of the Company do not require supervision or regulation over the conduct of more than one decision-maker. The Company is presently reviewing a form of a Code of Conduct and Ethics and expects that when, if at all, the Company's business and therefore the number of participants in the Company expands, a Code of Conduct and Ethics will be adopted.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. It is the responsibility of the reporting persons and not necessarily that of the registrant to provide reports required to be filed under this section of the Exchange Act. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2004 and during the current fiscal year, all filing requirements applicable to the Company's officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section16(a) of the Exchange Act were met.

ITEM 10

EXECUTIVE COMPENSATION

The following table shows for the fiscal years ending September 30, 2004, 2003 and 2002 the compensation awarded or paid by the Company to its directors and officers:

SUMMARY COMPENSATION TABLE

                     Annual Compensation           Long Term Compensation
                    -----------------------  -----------------------------------
                                                                     Awards                               Payouts
                                                                 ---------------                         ----------
                                                                                        Securities
                                                Other annual        Retricted          Underlying           LTIP          All other
     Name and       Year    Salary   Bonus      compensation      Stock Awards        Options/SAR's        payouts      compensation
principal position           ($)      ($)           ($)                ($)                 (#)               ($)           ($)(2)
------------------- ------ --------- ------- ------------------- ---------------- ---------------------- ------------ --------------
  Steve Careaga,    2004      0        0             0                  0                   0                 0            92,000
       CEO
------------------- ------ --------- ------- ------------------- ---------------- ---------------------- ------------ --------------
 Andrew De Vries,   2004    50,000     0             0                  0                   0                 0           1,766,304
       III          2003    66,759     0             0                  0                   0                 0           2,086,057
       CEO          2002    24,000     0             0                  0                   0                 0               0
------------------- ------ --------- ------- ------------------- ---------------- ---------------------- ------------ --------------


(1) Mr. DeVries served the Company as CEO in 2003 and 2002, and for three months of 2004.

(2) Each amount in this column is the result of multiplying the number of shares of common stock distributed to the named executive times the market price at the date of issuance. Shares of common stock were issued and registered pursuant to Form S-8 registration statements. The dollar value of the shares of common stock stock issued in this manner on the date of issuance may be more than, less than or the same as the price received in a sale of the shares.

Options

      In April 2000, the Company adopted the Nannaco 2000 Stock Option Plan (the "2000 Plan"). The purpose of the 2000 Plan is to advance the business and development of the Company and its shareholders by aligning the interests of employees, directors and officers of the Company with those of the shareholders through the grant of Options to such persons. The 2000 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock Options under the Plan may be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which the Company had sold its common stock.


ITEM 11

Option/SAR Grants in Last Fiscal Year
(Individual Grants)

Name                   Number of             Percent of total      Exercise or base      Expiration Date
                       securities            options/SARs          price
                       underlying            granted to
                       options/SARs Granted  employees in fiscal
                                             year
---------------------- --------------------- --------------------- --------------------- --------------------
---------------------- --------------------- --------------------- --------------------- --------------------

No Stock Options were granted in 2004

Long-Term Incentive Plans-Awards in Last Fiscal Year

The Company has no long term incentive plans pursuant to which any awards were made to any person in the last fiscal year.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the most recently completed fiscal year for each category of equity compensation plan (including individual compensation plans) under which equity securities of the issuer are authorized for issuance.

Equity Compensation Plan Information

------------------------------ ---------------------------- ---------------------------- ----------------------------
Plan Category                  Number of securities to be   Weighted average exercise    Number of securities
                               issued upon exercise of      price of outstanding         remaining available for
                               outstanding options          options warrants and rights  future issuance under
                               warrants and rights                                       equity compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column (a)
------------------------------ ---------------------------- ---------------------------- ----------------------------
Equity compensation plans      (a).......                   (b).......                   (c)........
approved by shareholders

Equity compensation plans
not approved by security
holders (a)

Total
------------------------------ ---------------------------- ---------------------------- ----------------------------

Information about 5% or greater shareholders

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of any class of our voting securities are as follows:

                             Name and Address of        Amount and Nature of
Title of Class               beneficial Owner           beneficial ownership(1)     Percent of Class
---------------------------- -------------------------- --------------------------- -------------------------
COMMON                       Terry Byrne                23,333,334                  6.5
                             C/O Bartholomew
                             NY,NY
---------------------------- -------------------------- --------------------------- -------------------------
COMMON                       David M. Otto              70,000,000                  19.5
                             C/O The Otto Law Group
                             PLLC
                             900 4th Avenue
                             Suite 3140
                             Seattle, WA 98164
---------------------------- -------------------------- --------------------------- -------------------------
COMMON                       Seth Elliott               23,333,333                  6.5
                             C/O Bartholomew
                             NY, NY
---------------------------- -------------------------- --------------------------- -------------------------
COMMON                       Bradford van Siclen                                    6.5
                             C/O Bartholomew            23,333,333
                             NY,NY
---------------------------- -------------------------- --------------------------- -------------------------
COMMON                       Bruce Arthur Hall          25,000,000                  7.0
                             [address]
                             Texas
---------------------------- -------------------------- --------------------------- -------------------------

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

Information about the shareholdings of officers and directors of the Company

Each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of June x, 2005 the number and percentage of outstanding shares of each class of equity securities of registrant, its parent or subsidiaries as follows:

                             Name and Address of        Amount and Nature of
Title of Class               beneficial Owner           beneficial ownership(1)     Percent of Class
---------------------------- -------------------------- --------------------------- -------------------------
COMMON                       Steve Careaga(2)                                       21
                             4916 Pt. Fosdick Road      76,001,050
                             Suite 102
                             Gig Harbor, WA 98335
---------------------------- -------------------------- --------------------------- -------------------------


(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2)   Mr. Careaga is the sole officer and director of the Company.


ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions in which certain persons had a direct or indirect material interest are as follows:

---------------------- ---------------------- -------------------- --------------------- --------------------
                       Relationship to        Description of       Nature of interest    Amount of such
Name of person         company                transaction          in transaction        interest
---------------------- ---------------------- -------------------- --------------------- --------------------
Steve Careaga          President and          Issuance of stock    Direct and sole             100%
                       Director               in exchange for      control of common
                                              services             stock
---------------------- ---------------------- -------------------- --------------------- --------------------
Andrew DeVries III     Former President and   Issuance of stock    Direct and sole
                       Director               in exchange for      control of common           100%
                                              services             stock
---------------------- ---------------------- -------------------- --------------------- --------------------

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


Date:   July 25, 2005


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


/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
January 20, 2005

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     ASSETS


CURRENT ASSETS
Cash and cash equivalents                                               $     --
                                                                        --------
TOTAL CURRENT ASSETS                                                    $     --
                                                                        ========

                                   LIABILITIES

CURRENT LIABILITIES
Convertible debentures                                                  $107,500
Bank loans                                                                59,336
Accounts payable - trade                                                 137,497
Accrued compensation, related party                                       25,092
Accrued interest                                                          44,091
Due to consultants                                                        36,196
Other current liabilities                                                 35,735
Payroll taxes payable                                                    258,608
Sales tax payable                                                         40,801
Judgment payable                                                          53,110
Loan payable - related party                                              42,700
                                                                        --------
TOTAL CURRENT LIABILITIES                                               $840,706
                                                                        ========

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2004

                            STOCKHOLDERS' DEFICIENCY

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value, 100,000,000 shares
      authorized 10,000,000 Series A issued and
      outstanding                                                        10,000
Common stock, $0.001 par value, 500,000,000
      shares authorized 118,563 issued and outstanding                      119


Additional paid in capital                                           11,048,976

Accumulated deficit through September 30, 2003                       (5,048,764)

Deficit accumulated during development stage                         (6,400,107)
                                                                   ------------
                                                                       (389,776)

Less: Subscription receivable promissory note and interest             (100,208)
Less: Deferred compensation                                             (44,917)
Less: Deferred consulting                                              (305,805)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (840,706)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                      $         --
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

4. SHORT-TERM DEBT

Our short-term debt at September 30, 2004 consisted of the following:

BANK LOANS
$35,000 bank installment loan, dated Feb. 19, 2000, bearing
  interest at 10% per annum, 60 monthly payments of principal and interest......................................................... $ 25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25%
  per annum, interest payable monthly and line of
  credit due July 15, 2002.............................................   33,986
                                                                        -------
                                                                        $ 59,336

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

LOAN PAYABLE - RELATED PARTY
Loan payable, dated January through July of 2001, bearing
  interest at 10% per annum and due in July of 2002.................... $ 42,700
                                                                        ========

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

CONVERTIBLE DEBENTURES
$175,000 Convertible Debentures, dated March and April of
  2003, bearing interest at 6% per annum and due in March and
  April of 2006........................................................ $107,500
                                                                        ========

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
                                                =============     ==============

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2004 are as follows:

Deferred tax assets
  Net operating loss.................        $ 958,737
Total deferred tax assets............          958,737
                                             ---------
Valuation allowance..................         (958,737)
                                             ---------
Net deferred tax asset...............        $.... -
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