Form 10QSB/A
period 2004-12-31
NANNACO INC
filed 2005-07-26
CIK 1112748

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

Item 3A. Evaluation of Disclosure Controls and Procedures.

      Steve Careaga, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB/A. During the last fiscal quarter the Company has not undergone any changes in internal control that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
2        Plan and Agreement of Merger with NAZZ        Incorporated by Reference to Form
         Productions, Inc.                             8-Kdated August 23, 2004

2.1      Amendment to Plan and Agreement of            Filed Herewith
         Merger with NAZZ Productions, Inc.


3.1      Articles of Incorporation                     Incorporated by Reference to the
                                                       SB-2 Registration Statement filed
                                                       August 21, 2000

3.2      Bylaws                                        Incorporated by Reference to the
                                                       SB-2 Registration Statement filed on
                                                       August 21, 2000


                                       27
3.2a     Certificate of Amendment to Articles of       Incorporated by Reference to the
         Incorporation                                 SB-2 Registration Statement filed on
                                                       August 21, 2000

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


NAME AND SIGNATURE              TITLE                          DATE

                                Principal Executive Officer,   July 25, 2005
                                Principal Financial Officer,
/s/ Steve Careaga               Sole Director
---------------------------
Steve Careaga