Form 10QSB/A
period 2005-03-31
NANNACO INC
filed 2005-07-26
CIK 1112748

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

                                  NANNACO, INC.
                                  FORM 10-QSB/A

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

The terms of options to purchase our common stock are summarized below:

---------------------------Options Outstanding---------------------------------    ------Options Exercisable------

------------------------------------------------------------------------------------------------------------------
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


Item 5. Other Information

NONE.

Item 6. Exhibits

      The following exhibits are filed herewith:

-------------------------------------------------------------------------------------------------------------------------
Exhibit                                   Title                                   Location
-------------------------------------------------------------------------------------------------------------------------
2                                         Plan and Agreement of Merger with       Incorporated by Reference to Form 8-K
                                          NAZZ Productions Inc.                   dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
2.1                                       Amendment to Plan and Agreement of      Incorporated by Reference to
                                          Merger with NAZZ Productions Inc.       Form 10-QSB filed February 22, 2005
-------------------------------------------------------------------------------------------------------------------------
3.1                                       Articles of Incorporation               Incorporated by Reference to the SB-2
                                                                                  Registration Statement filed August
                                                                                  21 2000
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
3.2                                       Bylaws                                  Incorporated by Reference to
                                                                                  Form SB-2 Registration Statement filed
                                                                                  on August 21 2000
-------------------------------------------------------------------------------------------------------------------------
3.2a                                      Certificate of Amendment to Articles    Incorporated by Reference to Form
                                          of Incorporation                        SB-2 Registration Statement filed on
                                                                                  August 21 2000
-------------------------------------------------------------------------------------------------------------------------
3.3                                       Certificate of Amendment to Articles    Incorporated by Reference to the
                                          of Incorporation                        Preliminary Schedule 14C filed
                                                                                  February 10 2004
-------------------------------------------------------------------------------------------------------------------------
3.4                                       Certificate of Designation of Series    Incorporated by Reference to Form 8-K
                                          A Convertible Preferred Stock           dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
4.01                                      2003 Stock Option And Grant Plan        Incorporated by Reference to Form S-8
                                                                                  Registration Statement filed
                                                                                  September 30 2003
-------------------------------------------------------------------------------------------------------------------------
4.1                                       Form of Common Stock Certificate        Incorporated by Reference to the SB-2
                                                                                  Registration Statement filed on
                                                                                  August 21 2000
-------------------------------------------------------------------------------------------------------------------------
4.1a                                      Engagement Agreement with The Otto      Incorporated by Reference to the Form
                                          Law Group PLLC                          S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.1b                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          James J. Taylor                         filed April 21 2004
-------------------------------------------------------------------------------------------------------------------------
4.1c                                      Amendment No. 5 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              filed May 11 2004
                                          Bartholomew International Investments
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.2                                       Consulting Services Agreement between   Incorporated by reference
                                          Aequitas Company and NANNACO Inc.       to Form S-8 Registration Statement
                                                                                  filed November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.2a                                      Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Nicole Van      filed May 11 2004
                                          Coller
-------------------------------------------------------------------------------------------------------------------------
4.3                                       Consulting Services Agreement with      Incorporated by reference to the Form
                                          T.T. Byrne Capital Investments Inc.     S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.3b                                      Consulting Services Agreement between   Incorporated by reference to the Form
                                          Michael Nerone and NANNACO Inc.         S-8 Registration Statement filed
                                                                                  January 13 2004
-------------------------------------------------------------------------------------------------------------------------



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
-------------------------------------------------------------------------------------------------------------------------
4.6                                       Consulting Services Agreement with      Incorporated by reference to the Form
                                          Vintage Filings LLC                     S-8 Registration Statement filed
                                                                                  November 21 2003
-------------------------------------------------------------------------------------------------------------------------
4.6a                                      Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Mark         Registration Statement filed March 2
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



-------------------------------------------------------------------------------------------------------------------------
4.8                                       Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Michael Park    filed February 10, 2005
                                          dated April 14 2004
-------------------------------------------------------------------------------------------------------------------------
4.8a                                      Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Michael Park    filed March 10, 2005
                                          dated April 14 2004
-------------------------------------------------------------------------------------------------------------------------
4.9                                       Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Capital Group   filed April 15 2004
                                          International dated April 14 2004
-------------------------------------------------------------------------------------------------------------------------
                                          Amendment No. 1 to Consulting
4.9a                                      Agreement with Steve Careaga dated      Incorporated by Reference to Form S-8
                                          October 29 2004                         filed February 10, 2005
-------------------------------------------------------------------------------------------------------------------------
4.9b                                      Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Bruce        filed March 10, 2005
                                          Arthur Hall and Nannaco Inc.
-------------------------------------------------------------------------------------------------------------------------
4.10                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Michael Park dated April 14 2004        filed April 15 2004
-------------------------------------------------------------------------------------------------------------------------
4.10a                                     Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Bradford van Siclen and NANNACO Inc.    filed February 10, 2005
-------------------------------------------------------------------------------------------------------------------------
4.10b                                     Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Bradford     filed March 10, 2005
                                          van Siclen and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.11                                      Consulting Services Agreement between   Incorporated by Reference to Form S-8
                                          Kevin Evans and Nannaco Inc.            filed February 10, 2005
-------------------------------------------------------------------------------------------------------------------------
4.11a                                     Amendment No. 1 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Kevin        filed March 10, 2005
                                          Evans and Nannaco Inc.
-------------------------------------------------------------------------------------------------------------------------
4.12                                      Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between              filed March 2 2004
                                          Bartholomew International Investments
                                          Limited Inc. and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------
4.13                                      Amendment No. 2 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement between Aequitas     filed March 2 2004
                                          Company and NANNACO Inc.
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
4.14                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Bagswell Capital LLC dated February     filed March 2 2004
                                          23 2004
-------------------------------------------------------------------------------------------------------------------------
4.15                                      Consulting Services Agreement with      Incorporated by Reference to Form S-8
                                          Seth Elliott dated February 23 2004     filed March 2 2004
-------------------------------------------------------------------------------------------------------------------------
10.1                                      Settlement Agreement and Release with   Incorporated by Reference to Form 10
                                          and by James J. Taylor                  QSB filed May 24 2004
-------------------------------------------------------------------------------------------------------------------------
10.1a                                     Employment Agreement with Andrew        Incorporated by Reference to Form 8-K
                                          Devries III dated June 1 2002           filed November 18 2004
-------------------------------------------------------------------------------------------------------------------------
10.1b                                     Amendment No. 1 to Employment           Incorporated by Reference to Form
                                          Agreement with Andrew Devries III       8-K/A filed February 10, 2004
                                          dated June 1 2003
-------------------------------------------------------------------------------------------------------------------------
10.2                                      Employment Agreement with Steve         Incorporated by Reference to the Form
                                          Careaga                                 S-8 registration statement filed on
                                                                                  March 16 2004
-------------------------------------------------------------------------------------------------------------------------
10.3                                      $375000 Promissory Note executed by     Incorporated by Reference to Form
                                          Andre DeVries III payable to the        10-QSB/A filed June 21 2004
                                          Registrant
-------------------------------------------------------------------------------------------------------------------------
10.4                                      Agreement and Plan of Merger dated      Incorporated by Reference to Form
                                          July 8 2004 between Nannaco and Red     10-QSB filed August 25 2004
                                          Alert
-------------------------------------------------------------------------------------------------------------------------
10.5                                      Termination Agreement dated August 16   Incorporated by Reference to Form
                                          terminating Nannaco/Red Alert merger    10-QSB filed August 25 2004
-------------------------------------------------------------------------------------------------------------------------
10.6                                      Nelana Holdings Ltd. Subscription for   Incorporated by Reference to Form 8-K
                                          Series A Convertible Preferred Stock    dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
10.7                                      Promissory Note dated August 23 2004:   Incorporated by Reference to Form 8-K
                                          Nelana Holdings Ltd. Maker              dated August 23 2004
-------------------------------------------------------------------------------------------------------------------------
10.8                                      Consulting Agreement with Steve         Incorporated by Reference to Form 8-K
                                          Careaga dated October 29 2004           filed October 29 2004
-------------------------------------------------------------------------------------------------------------------------
41                                        Amendment No. 3 to Consulting           Incorporated by Reference to Form S-8
                                          Services Agreement with Bartholomew     filed March 16 2004
                                          International Investments Limited
                                          dated February 23 2004
-------------------------------------------------------------------------------------------------------------------------
42                                        Amendment No.2 to Consulting Services   Incorporated by Reference to Form S-8
                                          Agreement between Kenneth Davidson      filed March 16 2004
                                          and NANNACO Inc. dated March 15 2004
-------------------------------------------------------------------------------------------------------------------------



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


NAME AND SIGNATURE              TITLE                          DATE

                                Principal Executive Officer,   Ju;y 25, 2005
                                Principal Financial Officer,
/s/ Steve Careaga               Sole Director
---------------------------
Steve Careaga