Form 10QSB
period 2005-06-30
NANNACO INC
filed 2005-08-29
CIK 1112748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No |_|

The number of shares outstanding of the Company's common stock outstanding on August 18, 2005: 499,999,995

                                  NANNACO, INC.
                                   FORM 10-QSB

Part I. Financial Information.


                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30, 2005

                                     ASSETS



CURRENT ASSETS
Cash and cash equivalents                                               $     --
                                                                        --------

Total current assets                                                    $     --
                                                                        ========

TOTAL ASSETS                                                            $     --
                                                                        ========


                                 LIABILITIES

CURRENT LIABILITIES
Convertible debentures                                                  $ 45,700
Bank loans                                                                59,336
Accounts payable - trade                                                 127,093
Accrued compensation, related party                                       25,092
Accrued interest                                                          49,565
Due to consultants                                                        38,196
Other current liabilities                                                 89,924
Payroll taxes payable                                                    276,880
Sales tax payable                                                         40,801
Judgment payable                                                          56,283
Loan payable - related party                                              42,700
                                                                        --------

Total current liabilities                                               $851,570
                                                                        ========


    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (Continued)
                                   (Unaudited)
                                  JUNE 30, 2005

                            STOCKHOLDERS' DEFICIENCY

COMMITMENTS AND CONTINGENCIES                                                  --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Issued - None issued and outstanding                                           --

Common stock, $0.001 par value, 500,000,000 shares authorized:
Issued - 352,233,635 issued and outstanding                               352,234

Common stock issuable, $0.001 par value, 75,000,000 shares                 75,000

Additional paid in capital                                             15,023,661

Accumulated deficit through September 30, 2003                         (5,048,764)

Deficit accumulated during development stage                          (11,008,596)
                                                                     ------------
                                                                         (606,465)

Less: Deferred compensation                                              (138,462)
Less: Deferred consulting                                                (106,643)
                                                                     ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                           (851,570)
                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                        $         --
                                                                     ============

    The accompanying notes are an integral part of the financial statements.

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 Period From
                                                                                                               October 1, 2003
                                                                                                                (Inception of
                                              Nine Months Ended                    Three Months Ended          Development Stage)
                                                  June 30,                               June 30,                To June 30,
                                             2005              2004              2005              2004              2005
                                        --------------    --------------    --------------    --------------    --------------
REVENUES FROM DISCONTINUED OPERATIONS   $           --    $       15,577    $           --    $           --    $       15,577

COST OF REVENUES                                    --            16,848                --                --            16,848
                                        --------------    --------------    --------------    --------------    --------------

GROSS LOSS                                          --            (1,271)               --                --            (1,271)

OPERATING EXPENSES:

Selling, general and administrative                 --            15,219                --                --            16,186

Compensation and payroll taxes                  74,726         2,003,897            17,629            20,500         2,115,304

Consulting                                   2,613,758         2,810,884           701,503           864,842         5,571,754

Legal and professional                       1,857,000         1,248,841           452,000           263,947         3,185,986

Rent                                                --             1,495                --                --             1,495

Travel and entertainment                            --             3,726                --                --             3,726

Debenture liquidated damages                    54,148            24,500             5,545                --            80,888

Bad debt expense                                    --             1,171                --                --             1,171
                                        --------------    --------------    --------------    --------------    --------------

TOTAL OPERATING EXPENSES                     4,599,632         6,109,733         1,176,677         1,149,289        10,976,510
                                        --------------    --------------    --------------    --------------    --------------


LOSS FROM OPERATIONS                        (4,599,632)       (6,111,004)       (1,176,677)       (1,149,289)      (10,977,781)

OTHER INCOME (EXPENSE):

Interest income (expense), net                  (8,857)          (18,701)              (40)           (6,234)          (30,815)
                                        --------------    --------------    --------------    --------------    --------------

TOTAL OTHER INCOME (EXPENSE)                    (8,857)          (18,701)              (40)           (6,234)          (30,815)
                                        --------------    --------------    --------------    --------------    --------------


NET LOSS                                $   (4,608,489)   $   (6,129,705)   $   (1,176,717)   $   (1,155,283)   $  (11,008,596)
                                        ==============    ==============    ==============    ==============    ==============

NET LOSS PER SHARE -

BASIC AND DILUTED                       $        (0.05)   $       (88.04)   $        (0.00)   $       (10.65)   $        (0.28)
                                        ==============    ==============    ==============    ==============    ==============


WEIGHTED AVERAGE SHARES                     93,239,033            69,621       237,376,493           108,488        39,944,071
                                        ==============    ==============    ==============    ==============    ==============

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Period From
                                                                                                October 1, 2003
                                                                                                (Inception of
                                                                  Nine Months Ended            Development Stage)
                                                                       June 30,                   To June 30,
                                                                 2005              2004              2005
                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $ (4,608,489)     $ (4,974,183)     $(11,008,596)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Bad debt expense                                                    --             1,171             1,171
   Reverse accrued interest -cancelled subscription note              208                --                --
   Stock issued for legal services                              1,840,000         1,202,800         3,042,800
   Stock issued for consulting services                         1,703,333         1,769,001         3,472,334
   Debenture liquidated damages                                    54,148            24,500            80,888
   Amortization of deferred compensation                           56,455         1,938,387         2,019,842
   Amortization of deferred consulting                            910,424         1,035,083         2,092,619
   Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                          --              (548)             (548)
      Decrease in bank overdrafts                                      --            (1,976)           (1,976)
      Increase in accounts payable                                 15,000             7,344           103,873
      Increase in accrued interest payable                          5,476            15,529            22,996
      Increase in due to consultants                                2,000            36,196            38,196
      Increase in other current liabilities                            --            33,535            33,535
      Increase in payroll taxes payable                            18,271            65,010            95,462
      Increase in judgment payable                                  3,173             3,173             7,404
                                                             ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                        $         --      $         --      $         --
                                                             ============      ============      ============

     The accompanying notes are an integral part of the financial statements

                                  NANNACO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                       Period From
                                                                                     October 1, 2003
                                                                                      (Inception of
                                                             Nine Months Ended       Development Stage)
                                                                  June  30,             To June 30,
                                                             2005           2004           2005
                                                         ------------   ------------   ------------
CASH FLOW FROM INVESTING ACTIVITIES                                --             --             --
                                                         ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                              --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES                               --             --             --
                                                         ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --             --             --

NET INCREASE IN CASH                                               --             --             --
CASH AT BEGINNING OF PERIOD                                        --             --             --
                                                         ------------   ------------   ------------
CASH AT END OF PERIOD                                    $         --   $         --   $         --
                                                         ============   ============   ============
CASH INTEREST PAID                                       $         --   $         --   $         --
                                                         ============   ============   ============

Supplemental disclosure of non-cash transactions:
Stock issued for debenture liquidated damages            $         --   $     35,000   $     35,000
Stock issued for conversion of debentures and interest         62,700             --        141,067
Stock issued for conversion of accounts payable                25,404             --         80,403


     The accompanying notes are an integral part of the financial statements

1.    HISTORY AND NATURE OF BUSINESS

      Nannaco, Inc. ("Nannaco", "the Company", "we", "us", "our"), is a publicly traded company that previously provided surface cleaning, surface protection, surface restoration, and other services to commercial and industrial businesses, as well as to owners of historical buildings. The Company had operated under the trade name Surface Pro in order to relate to its previous principal business activity, since the Nannaco name did not indicate the type of business. The Company was incorporated under the laws of the State of Texas on October 20, 1998, and immediately began operations.

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

In December 2003 and January 2004, the Company issued several announcements related to the change in business, moving to a new line of business as a consultant and advisor to customers but ceasing this activity in March 2004. The Company thereafter continued to seek a merger/acquisition candidate, seeking to be treated as a development stage company, effective October 1, 2003. Activities during the new development stage included restructuring the Company and entering into contracts to provide consulting services to customers. Additionally, in March 2004, the Company's CEO resigned and was replaced by a new CEO.

      In March 2004, the Company announced they had signed a letter of intent to acquire Red Alert Group, Inc. ("Red Alert"), a company specializing in homeland and global security. The Company anticipated that upon the successful completion of the announced acquisition, the name of the Company would be changed to Red Alert Group, Inc. and would apply to obtain a new stock ticker symbol. In July 2004, the Company filed a Schedule 14A with the Securities and Exchange Commission ("SEC") giving notice that the Company and Red Alert had adopted an Agreement and Plan of Merger ("Merger Agreement") that would result in Red Alert becoming a wholly owned subsidiary of Nannaco. The Schedule 14 A was subsequently withdrawn prior to any action being taken thereunder and, in November 2004, the Company announced that the merger with Red Alert was terminated. The Board of Directors of both Nannaco and Red Alert approved the termination, without cause, of the Agreement and Plan of Merger. As a result of the termination of the agreement, both companies incurred their own expenses in connection with the proposed merger and neither company owed the other either break-up fees or other costs and expenses.

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

      On October 28, 2004 the Company and NAZZ Productions, Inc. entered into an agreement to merge a subsidiary of Nannaco into NAZZ Productions, Inc. ("NAZZ") and to rename the Company NAZZ Productions, Inc. (the "Nazz Merger Agreement"). The agreement provided that all of the shares of common stock of NAZZ issued and outstanding at the time the merger becomes effective under applicable state law would be converted into common stock of Nannaco such that the current holder of NAZZ common stock would hold 95% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction, on a fully diluted basis. The NAZZ merger agreement was subsequently extended by mutual consent to close not later than March 31, 2005.

      Based on the Company's and Nazz' subsequent due diligence assessments and on the Company's opportunity to pursue a merger agreement with Amenni, Inc. (as detailed in the paragraph immediately below), Nannaco and Nazz have restructured the Nazz Merger Agreement such that the Company shall transfer of the opportunity to merge with Nazz, to either a yet to be formed wholly-owned subsidiary of the Company or independent entity, in contemplation of a merger of such entity with Nazz (the "Revised Nazz Agreement"), followed by a distribution of three to five percent (3-5%) of the common stock of Nazz, to the shareholders of the Company existing at the time immediately prior to the merger between Nannaco Acquisitions and Amenni, Inc., on a pro rata basis, which distribution shall be conditioned upon Nazz filing a registration statement including such shares and upon the SEC declaring such registration statement effective (the "Distribution"). Concurrent with the filing of the registration statement, Nazz will file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of Nazz on the Over-The Counter Bulletin Board. As with the Nazz Merger Agreement, the obligation of Nazz to close is conditioned on, among other things, the satisfactory completion of due diligence review. The Revised Nazz Agreement may also be terminated at any time prior to the Distribution by written agreement; by Nazz for breach of any of the representations and warranties or covenants of the Company if such breach is not cured within thirty days of written notice; by the Company for breach of any Nazz representations and warranties or covenants if such breach is not cured within thirty days of written notice.

      On July 27, 2005 the Company and Amenni, Inc. ("Amenni"), entered into an agreement to merge a wholly owned subsidiary of the Company with into Amenni, Inc., and to rename Company "Amenni, Inc." (the "reverse merger"). The agreement provides that all of the shares of common stock of Amenni issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of the Company such that the current holders of Amenni common stock will hold 97% of all shares of the Company's common stock outstanding immediately after the closing of this merger transaction. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Amenni for breach of any of the representations and warranties or covenants of the Company if such breach is not cured within thirty days of written notice; by the Company for breach of any Amenni representations and warranties or covenants if the breach is not cured within thirty days of written notice; by wither party upon completion of due diligence.

      On June 13, 2005, the Company filed Form Pre 14-C Preliminary Information Statement with the SEC as a notice to the shareholders requesting authorization for the Board of Directors to effect a one for four hundred (1: 400) reverse split of the Company's common stock. The Board of Directors, and persons owning greater than two-thirds (2/3) of the outstanding voting securities of Nannaco, have adopted, ratified and approved the proposed reverse split. No additional votes are required to adopt the resolution authorizing the reverse split. The reverse split authorized by the shareholders of Nannaco will become effective upon final action by the Board of Directors and the filing of the required notice with the National Association of Securities Dealers, Inc. The reverse split will be conducted at a time to be determined by the Board but in no case before the expiration of twenty (20) days after the date the Information Statement was filed with the SEC in definitive form. As of the date of these financial statements, the reverse split has not been completed.

      See Note 9 - Subsequent Events for further information related to material recent events.

2.    GOING CONCERN

      We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at June 30, 2005. In addition, we are in default under our convertible debenture agreements and we have no assets (See Note 9 - Subsequent Events for further information related to material recent events). We had net losses of $4,608,489 for the nine months ended June 30, 2005 and $6,129,705 for the nine months ended June 30, 2004. At June 30, 2005, we have no cash or cash equivalents, our current liabilities exceeded our current assets by $851,570, our stockholders' deficiency was $851,570, we had an accumulated deficit from prior business operations of $5,048,764 and we had a deficit accumulated during the development stage of $11,008,596 at June 30, 2005. Additionally, we have no assets at June 30, 2005.

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

      We have substantial current obligations and no assets to satisfy these obligations. As of June 30, 2005, we had $851,570 of liabilities as compared to $840,706 as of September 30, 2004. Of the $851,570 outstanding at June 30, 2005, $276,880 is for unpaid federal payroll taxes, interest and penalties. The Company has received correspondence from the Internal Revenue Service ("IRS") detailing the obligation and remedies that the IRS may pursue if not paid and is in discussions with the IRS concerning resolution of the matter. The remaining current obligations (which are all past due) include sales tax payable of $40,801, accounts payable of $127,093, judgment payable of $56,283, bank loans of $59,336, loan payable-related party of $42,700, accrued compensation-related party of $25,092, due to consultants of $38,196, convertible debentures of $45,700 and accrued debenture liquidated damages of $56,388. The Company does not have any cash resources or any assets to pay these obligations.

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


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required for a comprehensive presentation of financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine and three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending September 30, 2005. These Financial Statements should be read in conjunction with the audited Financial Statements of Nannaco, Inc., for the years ended September 30, 2004 and 2003 included in Form 10-KSB.

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

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. At June 30, 2005, we had no cash or cash equivalents.

Fair Value of Financial Instruments

      We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at June 30, 2005.

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

New Accounting Standards

      On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

      (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

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

      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25's intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company's overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4.    SHORT-TERM DEBT

Our short-term debt at June 30, 2005 consisted of the following:

Bank Loans
$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at
  10% per annum, 60 monthly payments of principal and interest.............$  25,350
$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum, interest payable monthly and line of credit due July 15,
  2002.....................................................................   33,986
                                                                           ---------
                                                                           $  59,336
                                                                           =========

      On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former
President.

      At June 30, 2005, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus 1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month-to-month basis. The line of credit is secured by a personal guaranty of the Company's former President.

Loan Payable - Related Party
Loan payable, dated January through July of 2001, bearing interest at
  10% per annum and due in July of 2002....................................$  42,700
                                                                           =========

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

Convertible Debentures
$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6% per annum and due in March and April of 2006..............$  45,700
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

      Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three-month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. Effective March 31, 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 438 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. For the period from April 1, 2004 through June 30, 2005, the Company has recorded an additional $54,148 of liquidated damages resulting in an accrued balance of $56,388 as of June 30, 2005.

      Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at June 30, 2005.

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

      In April 2005, $15,000 principal amount of the debentures was converted into 3,999,999 shares of our common stock at $0.0375 per share. None of the conversions included accrued interest or accrued debenture liquidated damages and the Company has retained these accruals in the accompanying Financial Statements.

      In May 2005, $16,800 principal amount of the debentures was converted into 11,199,999 shares of our common stock at $0.0015 per share. None of the conversions included accrued interest or accrued debenture liquidated damages and the Company has retained these accruals in the accompanying Financial Statements.

      As a result of the above conversions, $45,700 principal amount of the convertible debentures is outstanding as of June 30, 2005 (See Note 9 - Subsequent Events for further information related to Material Recent Events).

5.    CONTINGENT RETURNABLE COMMON STOCK

      In October 2004, the Company issued 750,000 shares of common stock as compensation to the Chief Executive Officer in his capacity as Chief Financial Officer and director. The shares were issued as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, the officer was required to raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares. As of the date of these Financial Statements, the requirement had not been met and the Company is commencing the process top have the shares cancelled and returned. The shares were valued at $1.20 per share, the fair market value on the grant date or $900,000. The Company anticipates that these shares will be canceled and that the $900,000 of deferred compensation recorded will be reversed at that time. Accordingly, the Company had recorded the common stock and related deferred compensation as Contingent Returnable Common Stock in the accompanying Balance Sheet as of March 31, 2005.

      In May 2005, the 750,000 shares were cancelled and the Company has reversed the amounts recorded above.

6.    STOCKHOLDERS' EQUITY

Capital Structure

      We are authorized to issue up to 500,000,000 shares of our common stock, $0.001 par value per share, of which 352,233,635 shares were issued and outstanding and 75,000,000 were issuable as of June 30, 2005. In September 2004, we completed a 1 for 100 reverse-split of the issued and outstanding shares of the common stock of the Company while maintaining the amount of common stock shares we are authorized to issue at 500,000,000. As a result of the 1 for 100 reverse-split, the number of issued and outstanding shares was reduced from 474,253,389 to 4,742,534 after the reverse-split In December 2004, we completed a 1 for 40 reverse-split of the issued and outstanding shares of the common stock of the Company. In accordance with SFAS 128, the Company applied the effect of the 1 for 40 reverse split from the beginning of the year and as a result of the 1 for 40 reverse split, the number of issued and outstanding shares was reduced from 4,742,534 to 118,563 after the reverse-split as of September 30, 2004.

      We are authorized to issue up to 100,000,000 shares of Preferred Stock, $0.001 par value per share, of which none were issued and outstanding as of June 30, 2005 (See Issuances of Preferred Stock below).

Issuances of Common Stock

      In November 2003, the Company issued 16,325 shares of common stock. 3,750 of the shares were issued as an annual bonus for the President of the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003 and are being amortized over the remaining life of the employment agreement from October 1, 2003 through June 1, 2005 - see Deferred Compensation below. 10,125 of the shares were issued for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of November 9, 2003 and are being amortized over the one-year term of the agreements - see Deferred Consulting below. The remaining 2,500 shares were issued for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of November 9, 2003. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $100,000 of legal expense in the accompanying Statements of Operations for the period October 1, 2003 (inception of development stage) to June 30, 2005.

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

      In January 2004, the Company issued 11,250 shares of common stock. 7,500 of the shares were issued for consulting services provided to the Company and were valued at $0.026 per share, the closing share price on the grant date of January 12, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and this issuance of shares was subsequently modified as discussed below. Accordingly, the Company has expensed the entire amount of the 7,500 shares issued and recorded $780,000 of consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to December 31, 2004. The remaining 3,750 shares of the 11,250 shares issued were for legal services provided to the Company and were valued at $0.026 per share, the closing price on the grant date of January 12, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $390,000 of legal expense in the accompanying Statements of Operations for the period October 1, 2003 (inception of development stage) to June 30, 2005.

      In February 2004, the Company issued 12,500 shares of common stock. 8,750 of the shares were issued for consulting services provided to the Company and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004. These shares were issued as a modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and the January 2004 issuance of 7,500 shares discussed above. Accordingly, the Company has expensed the entire amount of the 8,750 shares issued and recorded $700,000 of consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to June 30, 2005. 2,500 shares of the 8,750 shares issued were for legal services provided to the Company and were valued at $104.00 per share, the closing price on the grant date of February 25, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $200,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to March 31, 2005. The remaining 1,250 shares of the 8,750 shares issued were for new consulting services and were valued at $104.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one year term of the agreement - see Deferred Consulting below.

      In March 2004, the Company issued 16,250 shares of common stock (See Common Stock Issuable below). 1,250 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing price on the grant date of March 15, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 11,250 of the 16,250 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of March 15, 2004. These shares were issued as the last modification of the terms related to the November 9, 2003 issuance of 10,125 shares (see Deferred Consulting below) and additional shares issued as discussed above. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of March 15, 2004 through March 15, 2005 - see Deferred Consulting below. 3,750 shares of the 16,250 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of March 15, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to June 30, 2005.

      In April and May 2004, the Company issued 3,167 shares of Common Stock. The shares were issued for the conversion of $67,500 of convertible debentures at $24.7449 per share

      In April 2004, the Company issued 2,750 shares of Common Stock. The shares were valued at $40.00 per share, the closing price on the grant date of April 12, 2004, and were issued to a consultant for the conversion of $54,999 of accounts payable and $55,001 of additional consulting services provide to the Company. The agreement for the additional consulting services was for a term of three months and the Company has expensed the entire $55,001 as consulting expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to June 30, 2005.

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

      In May 2004, the Company issued 14,000 shares of common stock. 1,050 of the shares were issued as compensation for the new CEO of the Company and were valued at $40.00 per share, the closing price on the grant date of March 7, 2004 and are being amortized over the term of the employment agreement from March 15, 2004 through March 15, 2005 - see Deferred Compensation below. 10,450 of the 14,000 shares issued were for consulting services provided to the Company and were valued at $40.00 per share, the closing share price on the grant date of May 7, 2004. These shares were issued as the last modification of the terms related to previously issued shares to the consultants. Accordingly, the Company will amortize these shares over the term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005 - see Deferred Consulting below. 2,500 of the 14,000 shares issued were for legal services provided to the Company and were valued at $40.00 per share, the closing price on the grant date of May 7, 2004. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $150,000 of legal expense in the accompanying Statement of Operations for the period October 1, 2003 (inception of development stage) to June 30, 2005.

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

      In January 2005, the Company issued 76 shares as the result of fractional rounding related to the reverse stock splits discussed previously.

      In February 2005, the Company issued 43,000,000 shares of common stock. 17,500,000 shares of the 43,000,000 shares issued were for legal services provided to the Company and were valued at $0.04 per share, the closing price on the grant date of February 4, 2005. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $700,000 of legal expense in the accompanying Statements of Operations. 12,500,000 of the 43,000,000 shares issued were for consulting services provided to the Company and were valued at $0.04 per share, the closing share price on the grant date of February 4, 2005. The 12,500,000 shares were issued as a modification of an existing agreement and the term of the existing agreement has expired without modification. Accordingly, the Company has expensed the entire amount of the 12,500,000 shares and recorded $500,000 of consulting expense in the accompanying Statement of Operations. 7,000,000 of the 43,000,000 shares issued were for consulting services provided to the Company and were valued at $0.04 per share, the closing price on the grant date of February 4, 2005. Subsequently, additional shares were issued to the same consultants as a modification of the agreement (see 45,000,000 shares issuance below). Accordingly, the Company has expensed the entire amount of the 7,000,000 shares issued and recorded $280,000 of consulting expense in the accompanying Statement of Operations. 6,000,000 of the 43,000,000 shares were issued as a modification for consultants who received shares previously and were valued at $0.04 per share, the closing price on the grant date of February 4, 2005. The Company will amortize the 6,000,000 shares or $240,000 over the terms of the agreement based upon the grant date of February 4, 2005 through October 1, 2005 and October 29, 2005, the original termination date for the shares issued previously - see Deferred Consulting below.

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

      In April 2005, the Company issued 3,999,999 shares of Common Stock. The shares were issued for the conversion of $15,000 of convertible debentures at $0.00375 per share.

      In April 2005, the Company issued 65,000,000 shares of common stock. 30,000,000 shares of the 65,000,000 shares issued were for legal services provided to the Company and were valued at $0.01 per share, the closing price on the grant date of April 21, 2005. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $300,000 of legal expense in the accompanying Statements of Operations. The remaining 35,000,000 of the 65,000,000 shares issued were for consulting services provided to the Company and were valued at $0.01 per share, the closing share price on the grant date of April 21, 2005. 30,000,000 of the 35,000,000 shares were issued as a modification of an existing agreement and the term of the existing agreement has expired without modification. 5,000,000 of the 35,000,000 shares were issued as a modification of an existing agreement. However, the consultant subsequently received additional shares as a modification of the agreement also. Accordingly, the Company has expensed the entire amount of the 35,000,000 shares and recorded $350,000 of consulting expense in the accompanying Statement of Operations.

      In May 2005, the Company issued 11,199,999 shares of Common Stock. The shares were issued for the conversion of $16,800 of convertible debentures at $0.0015 per share.

      In June 2005, the Company issued 175,000,000 shares of common stock. 70,000,000 shares of the 175,000,000 shares issued were for legal services provided to the Company and were valued at $0.002 per share, the closing price on the grant date of June 3, 2005. The agreement for services did not specify a term and can be terminated by either party on a monthly basis. Accordingly, the Company has expensed the entire amount and recorded $140,000 of legal expense in the accompanying Statements of Operations. 71,666,667 of the 175,000,000 shares issued were for consulting services provided to the Company and were valued at $0.002 per share, the closing share price on the grant date of June 3, 2005. The 71,666,667 shares were issued as a modification of an existing agreement and the term of the existing agreement has expired without modification. Accordingly, the Company has expensed the entire amount of the 71,666,667 shares and recorded $143,333 of consulting expense in the accompanying Statement of Operations. 33,333,333 of the 175,000,000 shares were issued as a modification for consultants who received shares previously and were valued at $0.002 per share, the closing price on the grant date of June 3, 2005. The Company will amortize the 33,333,333 shares or $66,667 over the terms of the agreement based upon the grant date of June 3, 2005 through June 3, 2006 - see Deferred Consulting below.

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

      The first installment under a promissory note receivable held by the Company was due on October 15, 2004 in the amount of $10,000. The Company did not receive this payment. Additionally, installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005. The second through fifth installments due on the 15th day of November 2004, December 2004, January 2005, February 2005 and March 2005 in the amount of $7,500 each plus accrued interest were not received by the Company either.

      The Company had recorded $1,205 of accrued interest on the promissory note through March 31, 2005.

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

      In April 2005, the Company determined that the Subscription promissory note was unenforceable and uncollectible. As a result, the principal and accrued interest aggregating $101,205 was reversed and the 10,000,000 shares of Series A Convertible Preferred Stock were cancelled.

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

      On May 31, 2005, the Company authorized the issuance of 75,000,000 shares as compensation for the CEO of the Company. The shares were valued at $0.002 per share, the closing price on the grant date of May 31, 2005 and are being amortized over the remaining term of the employment agreement from May 31, 2005 through April 29, 2006. Accordingly, the Company has recorded Deferred Compensation in the amount of $150,000 on the grant date of May 31, 2005 and $11,538 of the balance has been amortized and recorded as compensation in the accompanying Statement of Operations.

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

      In February 2004, the Company issued 1,250 shares of common stock for new consulting services. The shares were valued at $80.00 per share, the closing share price on the grant date of February 25, 2004 and are being amortized over the one-year term of the agreement. Accordingly, the Company recorded $100,000 of Deferred Consulting on the grant date of February 25, 2004 and has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

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

      In April 2004, the Company issued 1,625 shares of common stock as the last modification for two consultants that were issued shares previously. The Company is amortizing these shares over the six-month term of the agreements based upon the grant date of April 19, 2004 through October 19, 2004. Accordingly, the Company recorded $65,000 of Deferred Consulting on the grant date of April 12, 2004 and the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In April 2004, the Company issued 10,450 shares of common stock as the last modification for several consultants that were issued shares previously. The Company will amortize these shares over the one-year term of the agreements based upon the grant date of May 7, 2004 through May 7, 2005. Accordingly, the Company recorded $418,000 of Deferred Consulting on the grant date of May 7, 2004 and the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

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

      In February 2005, the Company issued 6,000,000 shares to two consultants as a modification of their agreements and valued at $0.04 per share, the closing price on the grant date of February 4, 2005. The Company will amortize the 6,000,000 shares or $240,000 over the terms of the agreement based upon the grant date of February 4, 2005 through October 1, 2005 and October 29, 2005, the original termination date for the shares issued previously. Accordingly, the Company recorded $240,000 of Deferred Consulting on the grant date of February 4, 2005. Subsequently, in March 2005, one of the consultants representing 5,000,000 of the 6,000,000 shares was issued additional shares as a modification of their agreement. The Company has expensed all of the deferred consulting related to this issuance. The remaining 1,000,000 shares of the 6,000,000 shares is being amortized per the existing amortization period. As a result, $221,873 of the $240,000 original deferred consulting amount has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In March 2005, the Company issued 12,500,000 shares to three consultants as a modification of their agreements and valued at $0.02 per share, the closing price on the grant date of March 3, 2005. The Company will amortize the 12,500,000 shares or $250,000 over the terms of the agreement based upon the grant date of March 3, 2005 through May 15, 2005 and February 3, 2006, the original termination date for the shares issued previously. Accordingly, the Company recorded $250,000 of Deferred Consulting on the grant date of March 3, 2005. Subsequently, in June 2005, two of the consultants representing 10,500,000 of the 12,500,000 shares were issued additional shares as a modification of their agreements. The Company has expensed all of the deferred consulting related to these issuances. The remaining 2,000,000 shares of the 12,500,000 shares is being amortized per the existing amortization period. As a result, $223,041of the $250,000 original deferred consulting amount has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

      In June 2005, the Company issued 33,333,333 shares to two consultants as a modification of their agreements and valued at $0.02 per share, the closing price on the grant date of June 3, 2005. The Company will amortize the 33,333,333 shares or $666,667 over the one year terms of the agreement based upon the grant date of June 3, 2005 through June 3, 2006. Accordingly, the Company recorded $666,667 of Deferred Consulting on the grant date of June 3, 2005 and $51,100 of the balance has been amortized and recorded as consulting expense in the accompanying Statement of Operations.

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

                                                               Number of Shares         Weighted Average
Balance at September 30, 2003..........................                  40,000                $1.00
  Granted..............................................                       0                    0
  Exercised............................................                       0                    0
  Forfeited............................................                       0                    0
                                                                         ------                -----
Balance at June 30, 2005...............................                  40,000                $1.00
                                                                         ======                =====

      All options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of options to purchase our common stock are summarized below:

-----------------Options Outstanding---------------------    -----------Options Exercisable------------

-------------------------------------------------------------------------------------------------------------
                                                Weighted
                                                Average                                           Weighted
                               Number          Remaining        Weighted           Number          Average
   Range of Exercise       Outstanding at     Contractual        Average       Exercisable at     Exercise
        Prices              Jun. 30, 2005         Life       Exercise Price     Jun. 30, 2005       Price
------------------------ ------------------- --------------- ---------------- ------------------ ------------
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

      The Company is in litigation with Wyndham Hotel Corporation ("Wyndham") for unpaid charges. On June 14, 2002, Wyndham obtained a summary judgment against Nannaco in the amount of $42,308, representing $32,045 of unpaid charges plus $10,263 of legal fees. The Company does not have sufficient resources to pay the judgment and interest accrued at a rate of ten percent (10%) until paid in full. At June 30, 2005, the total amount due is $55,226 (including $12,918 of accrued interest) and is included under the caption Judgment Payable in the accompanying Financial Statements.

      The Company has not made timely payments of Federal payroll taxes and has not remitted payments under an executed installment agreement with the IRS. At June 30, 2005, the Company has recorded $276,880 in the accompanying Balance Sheet for the estimated amount due (including accrued interest and penalties). As a result, the IRS could attach a lien against the Company's assets and bank accounts to protect their claim.

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

      See Note 9 - Subsequent Events for further information related to material recent events.

8.    RELATED PARTY TRANSACTIONS

      Beginning in January of 2001 and through July of 2001, a director of the Company, loaned $43,700 to the Company in the form of a promissory note. The note bears interest at ten percent (10%) per annum and the principal and accrued interest was due one year from each of the investments. In April 2003, the Company repaid $1,000 of principal resulting in the current balance due of $42,700 at June 30, 2005.

      At September 30, 2004, the same director discussed above was owed $25,092 in accrued compensation related to legal services provided to the Company and has been classified as accrued compensation - related party in the accompanying Balance Sheet at June 30, 2005.

      From October through December of 2003, the father of the Company's President advanced $26,500 of funds to the Company and this has been classified as other current liabilities in the accompanying Balance Sheet at June 30, 2005.

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

9.    SUBSEQUENT EVENTS

      In July 2005, the Company filed Form 8-K with the SEC disclosing that Nannaco and Amenni Inc. ("Amenni"), entered into an agreement to merge a wholly owned subsidiary of Nannaco with and into Amenni and to rename Nannaco "Amenni Inc," (the "reverse merger"). The agreement provides that all of the shares of common stock of Amenni issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holders of Amenni common stock will hold 97% of all shares of Nannaco's common stock outstanding immediately after the closing of this merger transaction. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Amenni for breach of any of the representations and warranties or covenants of Nannaco if such breach is not cured within thirty days of written notice; by Nannaco for breach of any Amenni representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party upon completion of due diligence.

      On August 15, 2005 the Company received a notice of default from Devine Capital Markets, LLC ("Divine Capital"), pursuant to a Securities Purchase Agreement, entered into on March 28, 2003, with the Troy and Jennifer Otillio Revocable Trust as the purchaser and Registrant as the seller. Devine Capital Market's notice of default alleges that the Company failed to issue shares pursuant to debenture conversion rights. If the Company is deemed to be in default, it is subject to acceleration of the debenture according to which the Registrant would be obligated to repurchase the note for its original amount of $50,000, less the amount of principal paid on the debenture, prior to the debenture due date of March 28, 2006. The Company disputes that it is in default on the agreement and is currently working to address and, if appropriate, settle the purchaser's concerns.

      The debentures are convertible by the holders on demand into Nannaco common stock at a 25% discount to the lowest closing bid price of the 20 trading days immediately preceding the date of conversion. Divine Capital acted as the Company's placement agent in connection with the issuance of the debentures.

      In August 2005, the Company authorized the issuance of 150,000,000 shares of stock for legal and consulting services and will be valued at $0.0005 per share, the closing price on the grant date of August 1, 2005. The Company filed a Form S-8 for the issuance of these shares but determined that the issuance of all 150,000,000 shares would have exceeded the authorized limit of 500,000,000 shares. Accordingly, the issuance was reduced to 145,000,000 shares and the Company will file an amended S-8 in the near future. As a result of the adjusted 145,000,000 shares, the valuation of these shares will be $72,500.

      In April 2005, the Company issued 2,766,360 shares of Common Stock. The shares were issued for the conversion of $788 of convertible debentures at $0.000285 per share.

As a result of the above items, the Company has 499,999,995 shares outstanding as of the date of these financial statements and the authorized limit is 500,000,000 shares. Additionally, the Company has 75,000,000 shares issuable at June 30, 2005 that cannot be issued until the 500,000,000 authorized share limit is amended. As a result, the Company is unable to obtain additional services through the sale of its common stock and this may have a significant impact on the Company's ability to continue as a going concern.


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


GENERAL

Nannaco, Inc. ("Nannaco", "the Company", "we", "us", "our") was incorporated under the laws of the State of Texas on October 20, 1998, and immediately thereafter began operations. The Company's shares began trading on September 5, 2002 on the OTCBB. The Company previously provided surface cleaning, surface protection, surface restoration, and other services to commercial businesses, as well to the owners of historical buildings. The Company previously operated under the trade name of Surface Pro.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. During the nine months ended June 30, 2005 and 2004, the Company reported net losses of $4,608,489 and $6,129,705 respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain vital professional services in exchange for the issuance by the Company of registered and unregistered capital stock.

      - The Company's ability to find a suitable merger or acquisition candidate that can increase profitability and sustain a cash flow level that will ensure support for continuing operations.

Our Twelve- Month Operating Plan

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

RECENT DEVELOPMENTS

On August 23, 2004, the Company sold 10,000,000 shares of newly designated Series A Convertible Preferred Stock. The obligation to buy the Series A Convertible Preferred Stock created by the Subscription Agreement was, on the same date, exchanged for a promissory note executed by the buyer as maker and the Company as holder. The promissory note is in the principal amount of $100,000, bears interest at the rate of 2% per annum and will be paid in installments. The first installment was due on October 15, 2004 in the amount of $10,000 and thereafter installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before October 15, 2005. The Company had recorded $1,205 of accrued interest on the promissory note through March 31, 2005. In April 2005, the Company determined that the Subscription promissory note was unenforceable and uncollectible. As a result, the principal and accrued interest aggregating $101,205 was reversed and the 10,000,000 shares of Series A Convertible Preferred Stock were cancelled.

In April 2005, the Company issued 3,999,999 shares of its 0.001 par value common stock for the conversion of $15,000 principal amount of convertible debentures at a conversion rate of $0.00375 per share.

In May 2005, the Company issued 11,199,999 shares of its 0.001 par value common stock for the conversion of $16,800 principal amount of convertible debentures at a conversion rate of $0.0015 per share.

In April 2005, the Company issued 65,000,000 shares of its 0.001 par value common stock for legal and consulting services. The shares were valued at $0.007 per share, the market price of the common stock on the date of grant.

In May 2005, the Company cancelled 750,000 shares of common stock issued as compensation to the Chief Executive Officer in his capacity as Chief Financial Officer and director. The shares were issued as consideration of services past and continuing and subject to substantial conditions constituting events of forfeiture. Under conditions of the issuance, the officer was required to raise capital in excess of $5,000,000 within 90 days following this issuance or forfeit the shares. The shares were valued at $1.20 per share, the fair market value on the grant date or $900,000 and since the Company anticipated that the shares may be canceled, the $900,000 was recorded as deferred compensation and Contingent Returnable Common Stock. As a result of the cancellation, Company has reversed the amounts recorded above.

In July 2005, the Company filed Form 8-K with the SEC disclosing that Nannaco and Amenni Inc. ("Amenni"), entered into an agreement to merge a wholly owned subsidiary of Nannaco with and into Amenni and to rename Nannaco "Amenni Inc," (the "reverse merger"). The agreement provides that all of the shares of common stock of Amenni issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Nannaco such that the current holders of Amenni common stock will hold 97% of all shares of Nannaco's common stock outstanding immediately after the closing of this merger transaction. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Amenni for breach of any of the representations and warranties or covenants of Nannaco if such breach is not cured within thirty days of written notice; by Nannaco for breach of any Amenni representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party upon completion of due diligence.

In August 2005, the Company issued 150,000,000 shares of its 0.001 par value common stock for legal and consulting services. The shares were valued at $0.0005 per share, the market price of the common stock on the date of grant.

On August 15, 2005 the Company received a notice of default from Devine Capital Markets, LLC ("Divine Capital"), pursuant to a Securities Purchase Agreement, entered into on March 28, 2003, with the Troy and Jennifer Otillio Revocable Trust as the purchaser and Registrant as the seller. Devine Capital Market's notice of default alleges that the Company failed to issue shares pursuant to debenture conversion rights. If the Company is deemed to be in default, it is subject to acceleration of the debenture according to which the Registrant would be obligated to repurchase the note for its original amount of $50,000, less the amount of principal paid on the debenture, prior to the debenture due date of March 28, 2006. The Company disputes that it is in default on the agreement and is currently working to address and, if appropriate, settle the purchaser's concerns. The debentures are convertible by the holders on demand into Nannaco common stock at a 25% discount to the lowest closing bid price of the 20 trading days immediately preceding the date of conversion. Divine Capital acted as the Company's placement agent in connection with the issuance of the debentures.

In August 2005, the Company authorized the issuance of 150,000,000 shares of stock for legal and consulting services and will be valued at $0.0005 per share, the closing price on the grant date of August 1, 2005. The Company filed a Form S-8 for the issuance of these shares but determined that the issuance of all 150,000,000 shares would have exceeded the authorized limit of 500,000,000 shares. Accordingly, the issuance was reduced to 145,000,000 shares and the Company will file an amended S-8 in the near future. As a result of the adjusted 145,000,000 shares, the valuation of these shares will be $72,500.

In April 2005, the Company issued 2,766,360 shares of Common Stock. The shares were issued for the conversion of $788 of convertible debentures at $0.000285 per share.

As a result of the above items, the Company has 499,999,995 shares outstanding as of the date of these financial statements and the authorized limit is 500,000,000 shares. Additionally, the Company has 75,000,000 shares issuable at June 30, 2005 that cannot be issued until the 500,000,000 authorized share limit is amended. As a result, the Company is unable to obtain additional services through the sale of its common stock and this may have a significant impact on the Company's ability to continue as a going concern.


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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during the nine months ending June 30, 2005. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of issuance.

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

RESULTS OF OPERATIONS

Financial Analysis of the Nine and Three Months Ended June 30, 2005 and 2004

                                                                                                       Period From
                                                                                                     October 1, 2003
                                                                                                      (Inception of
                                                                                                       Development
                                            Nine Months Ended               Three Months Ended            Stage)
                                                 June 30,                        June 30,              To June 30,
                                           2005            2004            2005            2004            2005
                                       ------------    ------------    ------------    ------------    ------------
REVENUES FROM DISCONTINUED OPERATIONS  $         --    $     15,577    $         --    $         --    $     15,577
COST OF REVENUES                                 --          16,848              --              --          16,848
                                       ------------    ------------    ------------    ------------    ------------
GROSS LOSS                                       --          (1,271)             --              --          (1,271)

OPERATING EXPENSES:
Selling, general and administrative              --          15,219              --              --          16,186
Compensation and payroll taxes               74,726       2,003,897          17,629          20,500       2,115,304
Consulting                                2,613,758       2,810,884         701,503         864,842       5,571,754
Legal and professional                    1,857,000       1,248,841         452,000         263,947       3,185,986

Rent                                             --           1,495              --              --           1,495
Travel and entertainment                         --           3,726              --              --           3,726
Debenture liquidated damages                 54,148          24,500           5,545              --          80,888
Bad debt expense                                 --           1,171              --              --           1,171
                                       ------------    ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                  4,599,632       6,109,733       1,176,677       1,149,289      10,976,510
                                       ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                     (4,599,632)     (6,111,004)     (1,176,677)     (1,149,289)    (10,977,781)

OTHER INCOME (EXPENSE):
Interest expense, net                        (8,857)        (18,701)            (40)         (6,234)        (30,815)
                                       ------------    ------------    ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                 (8,857)        (18,701)            (40)         (6,234)        (30,815)
                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                               $ (4,608,489)   $ (6,129,705)   $ (1,176,717)   $ (1,155,523)   $(11,008,596)
                                       ============    ============    ============    ============    ============

Nine Months Ended June 30, 2005

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

Operating Expenses:

Operating expenses decreased $1,510,101, or 25%, to $4,599,632 for 2005 from $6,109,733 for 2004. The decrease was primarily the result of a $1,929,171 decrease in compensation and a $197,126 decrease in consulting, offset by a $608,159 increase in legal and professional. The increase in legal and professional and consulting was primarily from an increase in the issuance of stock for services while the decrease in compensation and consulting was primarily the result of a decrease in the issuance of stock for compensation in 2005 versus 2004.

Other Expense:

Other expense decreased $9,844, or 53% to $8,857 for 2005 from $18,701 for 2004. The decrease was primarily from a decrease in interest expense as a result of less convertible debentures outstanding in 2005 as compared to 2004.

Three Months Ended June 30, 2005

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

Operating Expenses:

Operating expenses increased $27,388, or 2%, to $1,176,677 for 2005 from $1,149,289 for 2004. The increase was primarily the result of a $188,053 increase in legal and professional, offset by a $163,339 decrease in compensation. The increase in legal and professional and consulting was primarily from an increase in the issuance of stock for services while the decrease in compensation and consulting was primarily the result of a decrease in the issuance of stock for compensation in 2005 versus 2004.

Other Expense:

Other expense decreased $6,194, or 99% to $40 of other expense for 2005 from $6,234 of other expense for 2004. The decrease was primarily from a decrease in interest expense as a result of less convertible debentures outstanding in 2005 as compared to 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $0 at June 30, 2005 as compared to $0 at September 30, 2004, and working capital deficit was $851,570 at June 30, 2005 as compared to $840,706 at September 30, 2004.

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

Short-Term Debt

Our short-term debt at June 30, 2005 consisted of the following:

Bank Loans

$35,000 bank installment loan, dated Feb. 19, 2000, bearing interest at
  10% per annum, 60 monthly payments of principal and interest.......................       $  25,350

$35,000 bank line of credit, bearing interest at prime plus 1.25% per annum,
  interest payable monthly and line of credit due July 15, 2002......................          33,986
                                                                                            ---------
                                                                                            $  59,336
                                                                                            =========

On February 19, 2000, we obtained a bank installment loan in the amount of $35,000, of which $25,350 is outstanding. The interest rate is 10% per annum and sixty monthly payments of principal and interest in the amount of $745 are required. This note is secured by the personal guaranty of the Company's former
President.

At June 30, 2005, we had a bank line of credit, which provides for borrowings of up to $35,000, of which $33,986 was outstanding. The interest rate is Prime plus
1.25% per annum and monthly interest payments were required. The line of credit matured on July 15, 2002 but the bank has not exercised its rights of default and the facility was on a month-to-month basis. The line of credit is secured by a personal guaranty of the Company's former President.

Loan Payable - Related Party

Loan payable, dated January through July of 2001, bearing interest at 10% per annum and due in July of 2002.............................................................$ 42,700
                                                                                            =========

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

Convertible Debentures

$175,000 Convertible Debentures, dated March and April of 2003, bearing interest at 6% per annum and due in March and April of 2006........................................$ 45,700
                                                                                            =========

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

Under a related Registration Rights Agreement, the Company is subject to a 2% monthly liquidated damages penalty for not filing a registration statement with the Securities and Exchange Commission, within a stipulated timeframe, to register the common shares underlying the convertible debentures and another 2% monthly liquidated damages penalty relating to that registration statement not becoming effective within a stipulated timeframe. The liquidated damages penalty started accruing at 2% or $3,500 per month at June 1, 2003 and at another 2% or $3,500 per month starting September 1, 2003. The penalties for June and July 2003 were satisfied with the issuance of 350,000 of the Company's common shares to the debenture investors and remaining accrued liquidated damages were $10,500 at September 30, 2003. The Company recognized a $1,750 gain on the settlement of $7,000 of accrued liquidated damages in June and July 2003 based on the $0.015 trading price of the common stock on the settlement date. For the three-month period ended December 31, 2003, the Company recorded an additional $24,500 of liquidated damages expense resulting in an accrued balance of $35,000. Effective March 31, 2004, the Company reached an agreement with the debenture investors and all outstanding penalties in the amount of $35,000 were satisfied with the issuance of 438 of the Company's common shares based on a $0.02 trading price of the common stock on the settlement date. For the period from April 1, 2004 through June 30, 2005, the Company has recorded an additional $54,148 of liquidated damages resulting in an accrued balance of $56,388 as of June 30, 2005.

Due to the default under the Registration Rights Agreement, the debentures went into default as of June 1, 2003. Accordingly, the debentures became due on demand at that date and are presented as current liabilities at June 30, 2005.

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

In April 2005, $15,000 principal amount of the debentures was converted into 3,999,999 shares of our common stock at $0.0375 per share. None of the conversions included accrued interest or accrued debenture liquidated damages and the Company has retained these accruals in the accompanying Financial Statements.

In May 2005, $16,800 principal amount of the debentures was converted into 11,199,999 shares of our common stock at $0.0015 per share. None of the conversions included accrued interest or accrued debenture liquidated damages and the Company has retained these accruals in the accompanying Financial Statements.

As a result of the above conversions, $45,700 principal amount of the convertible debentures is outstanding as of June 30, 2005.

On August 15, 2005 the Company received a notice of default from Devine Capital Markets, LLC ("Divine Capital"), pursuant to a Securities Purchase Agreement, entered into on March 28, 2003, with the Troy and Jennifer Otillio Revocable Trust as the purchaser and Registrant as the seller. Devine Capital Market's notice of default alleges that the Company failed to issue shares pursuant to debenture conversion rights. If the Company is deemed to be in default, it is subject to acceleration of the debenture according to which the Registrant would be obligated to repurchase the note for its original amount of $50,000, less the amount of principal paid on the debenture, prior to the debenture due date of March 28, 2006. The Company disputes that it is in default on the agreement and is currently working to address and, if appropriate, settle the purchaser's concerns. The debentures are convertible by the holders on demand into Nannaco common stock at a 25% discount to the lowest closing bid price of the 20 trading days immediately preceding the date of conversion. Divine Capital acted as the Company's placement agent in connection with the issuance of the debentures.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2005, our contractual obligations and commitments by type and period:

                                                    Payments Due by Period
                                             Less than 1
Contractual Obligations          Total          year        1-3 years      4-5 years     After 5 years
                             ------------   ------------   ------------   ------------   ------------
Short-Term Debt:
Bank Loans                         59,336         59,336             --             --             --
Loan Payable-Related Party         42,700         42,700             --             --             --
Convertible Debentures             45,700         45,700             --             --             --
                             ------------   ------------   ------------   ------------   ------------
Total Short-Term Debt        $    147,736   $    147,736   $         --             --             --
                             ============   ============   ============   ============   ============

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

On August 15, 2005 the Company received a notice of default from Devine Capital Markets, LLC ("Divine Capital"), pursuant to a Securities Purchase Agreement, entered into on March 28, 2003, with the Troy and Jennifer Otillio Revocable Trust as the purchaser and Registrant as the seller. Devine Capital Market's notice of default alleges that the Company failed to issue shares pursuant to debenture conversion rights. If the Company is deemed to be in default, it is subject to acceleration of the debenture according to which the Registrant would be obligated to repurchase the note for its original amount of $50,000, less the amount of principal paid on the debenture, prior to the debenture due date of March 28, 2006. The Company disputes that it is in default on the agreement and is currently working to address and, if appropriate, settle the purchaser's concerns. The debentures are convertible by the holders on demand into Nannaco common stock at a 25% discount to the lowest closing bid price of the 20 trading days immediately preceding the date of conversion. Divine Capital acted as the Company's placement agent in connection with the issuance of the debentures.

Item 4. Submission of matters to a Vote of Securities Holders

In June of 2005, the Company provided an Information Statement to its stockholders indicating consents had been obtained in sufficient number to authorize the board of directors to effect a 1 for 400 reverse stock split of the common stock. The Company is currently authorized to issue 500,000,000 shares of its common stock. Shareholders holding in excess of 67% of voting capital stock consented in writing to the proposal. The reverse split has not yet been made effective and the Information Statement has not yet been filed in definitive form. stock.

Item 5. Other Information

NONE.

Item 6. Exhibits

(a) Exhibits

---------------------------------------------------------------------------------------------------------------------
Exhibit                                   Title                                   Location
---------------------------------------------------------------------------------------------------------------------
2                                         Plan and Agreement of Merger with       Incorporated by Reference to
                                                NAZZ Productions Inc.            Form 8-K dated August 23 2004
---------------------------------------------------------------------------------------------------------------------
2.1                                          Amendment to Plan and Agreement of            Incorporated by
                                             Merger with NAZZ Productions Inc.            Reference to Form
                                                                                               10-QSB
                                                                                                filed
                                                                                          February 22, 2005
---------------------------------------------------------------------------------------------------------------------
3.1                                       Articles of Incorporation                 Incorporated by Reference to
                                                                                               the SB-2
                                                                                            Registration
                                                                                           Statement filed
                                                                                           August 21, 2000
---------------------------------------------------------------------------------------------------------------------
3.2                                               Bylaws                            Incorporated by Reference to
                                                                                    Form SB-2 Registration filed on
                                                                                           August 21 2000
---------------------------------------------------------------------------------------------------------------------
3.2a                                      Certificate of Amendment to Articles       Incorporated by Reference to
                                                    of Incorporation                          Form SB-2
                                                                                             Registration
                                                                                          Statement filed on
                                                                                             August 21 2000
---------------------------------------------------------------------------------------------------------------------
3.3                                       Certificate of Amendment to Articles       Incorporated by Reference to
                                                   of Incorporation                    Preliminary Schedule 14C
                                                                                        filed February 10 2004
---------------------------------------------------------------------------------------------------------------------
3.4                                       Certificate of Designation of Series    Incorporated by Reference to
                                                A Convertible Preferred Stock     Form 8-K dated August 23 2004
---------------------------------------------------------------------------------------------------------------------
4.01                                      2003 Stock Option And Grant Plan          Incorporated by Reference to
                                                                                Form S-8 Registration Statement filed
                                                                                         September 30 2003
---------------------------------------------------------------------------------------------------------------------
4.1                                       Form of Common Stock Certificate         Incorporated by Reference to
                                                                                   the SB-2 Registration filed on
                                                                                          August 21 2000
---------------------------------------------------------------------------------------------------------------------
4.1a                                      Engagement Agreement with The Otto          Incorporated by Reference
                                                    Law Group PLLC                          to the Form  S-8
                                                                                         Registration Statement
                                                                                         Filed November 21 2003
---------------------------------------------------------------------------------------------------------------------
4.1b                                      Consulting Services Agreement with      Incorporated by Reference to
                                                   James J. Taylor                 Form S-8 filed April 21 2004
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
4.1c                                      Amendment No. 5 to Consulting           Incorporated by Reference to
                                                Services Agreement between                Form S-8 filed
                                        Bartholomew International Investments               May 11 2004
                                             Limited Inc. and NANNACO Inc.
---------------------------------------------------------------------------------------------------------------------
4.2                                       Consulting Services Agreement between       Incorporated by reference
                                            Aequitas Company and NANNACO Inc.          to Form S-8 Registration
                                                                                   Statement filed November 21 2003
---------------------------------------------------------------------------------------------------------------------
4.2a                                      Amendment No. 1 to Consulting           Incorporated by Reference to
                                             Services Agreement with               Form S-8 filed May 11 2004
                                                Nicole Van Coller
---------------------------------------------------------------------------------------------------------------------
4.3                                       Consulting Services Agreement with      Incorporated by reference to
                                           T.T. Byrne Capital Investments Inc.     the Form S-8 Registration
                                                                                Statement filed November 21 2003
---------------------------------------------------------------------------------------------------------------------
4.3b                                      Consulting Services Agreement between      Incorporated by reference
                                                 Michael Nerone and NANNACO Inc.           to the Form  S-8
                                                                                        Registration Statement
                                                                                         Filed January 13 2004
---------------------------------------------------------------------------------------------------------------------
4.4                                   Consulting Services Agreement between        Incorporated  by  reference
                                         Bartholomew International Investments            to the  Form S-8
                                                   Limited Inc. and NANNACO Inc.         filed November 21 2003
---------------------------------------------------------------------------------------------------------------------
4.4a                                      Consulting Services Agreement between     Incorporated by Reference
                                              Kenneth Davidson and NANNACO Inc.           to the Form S-8
                                                                                      Registration Statement
                                                                                      filed January  13 2004
---------------------------------------------------------------------------------------------------------------------
4.4b                                      Amendment No. 1 to Consulting           Incorporated by Reference to
                                   Services Agreement with Michael Nerone           the Form S-8 Registration
                                                                                   Statement filed March 2 2004
---------------------------------------------------------------------------------------------------------------------
4.4c                                    Amendment No. 1 to Agreement with            Incorporated by Reference
                                      Vintage Filings LLC dated May 6 2004         to Form S-8 filed May 11 2004
--------------------------------------------------------------------------------------------------------------------
4.5                                  Consulting Services Agreement between            Incorporated by reference
                                          Mark Triesch and NANNACO Inc.          to Form S-8 Registration Statement
                                                                                         filed January 13 2004
---------------------------------------------------------------------------------------------------------------------
4.5a                                  Amendment No.1 to Consulting Services            Incorporated by Reference
                                        Agreement between Kenneth Davidson              to Form S-8 Registration
                                                   and NANNACO Inc.                  Statement filed March 2 2004
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
4.5b                                      Consulting Services Agreement with      Incorporated by Reference to
                                                   Chris Ebersole                   Form S-8 Filed May 11 2004
---------------------------------------------------------------------------------------------------------------------
4.5c                                      Amendment No. 9 to Consulting           Incorporated by Reference to
                                          Services Agreement between Terry       Form S-8  filed April 21, 2005
                                          Byrne at Bartholomew International
                                        Investments Limited Inc. and NANNACO
                                                       Inc.
---------------------------------------------------------------------------------------------------------------------
4.6                                       Consulting Services Agreement with      Incorporated by reference to
                                                  Vintage Filings LLC              the Form S-8 Registration
                                                                                 Statement filed November 21 2003
---------------------------------------------------------------------------------------------------------------------
4.6a                                      Amendment No. 1 to Consulting          Incorporated by Reference to
                                            Services Agreement between Mark              Form S-8 Registration
                                                   Triesch and NANNACO Inc.         Statement filed March 2, 2004
---------------------------------------------------------------------------------------------------------------------
4.6b                                      Amendment No. 4 to Consulting           Incorporated by Reference to
                                              Services Agreement between                Form S-8 Registration
                                               Bartholomew International          Statement filed April 15, 2004
                                           Limited Inc. and NANNACO Inc.
---------------------------------------------------------------------------------------------------------------------
4.6c                                      Amendment No.3 Consulting Services        Incorporated by Reference
                                             Agreement between Lou Digiaimo Jr.    to Form S-8 April 21, 2005
                                                 and Nannaco Inc.
---------------------------------------------------------------------------------------------------------------------
4.7                                       Amendment No. 1 to Consulting           Incorporated by Reference to
                                        Services Agreement between Aequitas          Form S-8 Registration
                                                Company and NANNACO Inc.          Statement filed January 13 2004
---------------------------------------------------------------------------------------------------------------------
4.7a                                      Amendment No. 1 to Employment           Incorporated by reference to
                                         Agreement with Andrew Devries III            the Form S-8 Registration
                                                                                  Statement filed November 21 2003
---------------------------------------------------------------------------------------------------------------------
4.7b                                      Amendment No. 2 to Consulting            Incorporated by Reference to
                                       Services Agreement between Bradford        Form S-8 filed April 21, 2004
                                            van Siclen and NANNACO Inc.
---------------------------------------------------------------------------------------------------------------------
4.8                                       Amendment No. 1 to Consulting           Incorporated by Reference to
                                                 Services Agreement between           Form S-8 Registration
                                        Bartholomew International Investments     Statement filed January 13 2004
                                            Limited Inc. and NANNACO Inc.
---------------------------------------------------------------------------------------------------------------------
4.8c                                      Consulting Services Agreement with       Incorporated by Reference to
                                                 Vintage Filings LLC              Form S-8 filed April 15, 2004
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
4.3(e)                                    Amendment No. 6 to Consulting             Incorporated by Reference to
                                               Services Agreement between              Form S-8 filed November 4
                                        Bartholomew International Investments                      2004
                                          Limited Inc. and NANNACO Inc.
---------------------------------------------------------------------------------------------------------------------
4.4e                                      Consulting Services Agreement between        Incorporated by Reference
                                           Bruce Arthur Hall and Nannaco Inc.     to Form S-8 filed November 4 2004
---------------------------------------------------------------------------------------------------------------------
4.5e                                      Consulting Services Agreement between      Incorporated by Reference
                                            Lou Digiaimo Jr. and Nannaco Inc.     to Form S-8 filed November 4 2004
---------------------------------------------------------------------------------------------------------------------
4.7b                                      Amendment No.2 to Consulting Services        Incorporated by Reference
                                            Agreement between Lou Digiaimo Jr.                to Form S-8
                                                     and Nannaco Inc.                   filed February 10, 2005
---------------------------------------------------------------------------------------------------------------------
4.6e                                      Amendment No.1 to Consulting Services        Incorporated by Reference
                                           Agreement between Lou Digiaimo Jr.               to Form S-8 filed
                                                   and Nannaco Inc.                          November 4 2004
---------------------------------------------------------------------------------------------------------------------
4.6f                                         Amendment No. 7 to Consulting           Incorporated by Reference
                                                  Services Agreement between          to Form S-8 filed February
                                          Bartholomew International Investments               10, 2005
                                          Limited Inc. and NANNACO Inc.
---------------------------------------------------------------------------------------------------------------------
4.7a                                      Consulting Services Agreement between          Incorporated by Reference
                                                Steve Careaga and Nannaco Inc.               to Form S-8 filed
                                                                                               November 4 2004
---------------------------------------------------------------------------------------------------------------------
4.7b                                      Amendment No. 8 to Consulting              Incorporated by Reference to
                                           Services Agreement between Terry            Form S-8 filed March 10,
                                           Byrne at Bartholomew International
                                          Investments Limited Inc. and NANNACO
---------------------------------------------------------------------------------------------------------------------
4.8                                       Amendment No. 1 to Consulting           Incorporated by Reference to
                                        Services Agreement with Michael Park      Form S-8 filed February 10,
                                              dated April 14 2004                                2005
---------------------------------------------------------------------------------------------------------------------
4.8a                                      Amendment No. 2 to Consulting            Incorporated by Reference to
                                         Services Agreement with Michael Park         Form S-8 filed March 10,
                                                dated April 14 2004                            2005
--------------------------------------------------------------------------------------------------------------------
4.9                                       Amendment No. 1 to Consulting           Incorporated by Reference to
                                        Services Agreement with Capital Group    Form S-8 filed April 15 2004
                                                     International
---------------------------------------------------------------------------------------------------------------------
4.9a                                     Amendment No. 1 to Consulting              Incorporated by Reference
                                    Agreement with Steve Careaga dated                     to Form S-8
                                                  October 29, 2004                   filed February 10, 2005
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
4.9b                                        Amendment No. 1 to Consulting           Incorporated by Reference to
                                           Services Agreement between Bruce          Form S-8 filed March 10,
                                               Arthur Hall and Nannaco Inc.                     2005
---------------------------------------------------------------------------------------------------------------------
4.10                                      Consulting Services Agreement with      Incorporated by Reference to
                                          Michael Park dated April 14 2004        Form S-8 filed April 15 2004
---------------------------------------------------------------------------------------------------------------------
4.10a                                     Consulting Services Agreement between      Incorporated by Reference
                                           Bradford van Siclen and NANNACO Inc.           to Form S-8 filed
                                                                                          February 10, 2005
---------------------------------------------------------------------------------------------------------------------
4.10b                                     Amendment No. 1 to Consulting            Incorporated by Reference to
                                       Services Agreement between Bradford            Form S-8 filed March 10,
                                            van Siclen and NANNACO Inc.                       2005
---------------------------------------------------------------------------------------------------------------------
4.11                                      Consulting Services Agreement between      Incorporated by Reference
                                                Kevin Evans and Nannaco Inc.             to Form S-8 filed
                                                                                         February 10, 2005
---------------------------------------------------------------------------------------------------------------------
4.11a                                        Amendment No. 1 to Consulting           Incorporated by Reference to
                                           Services Agreement between Kevin            Form S-8 filed March 10,
                                                   Evans and Nannaco Inc.                      2005
---------------------------------------------------------------------------------------------------------------------
4.12                                      Amendment No. 2 to Consulting              Incorporated by Reference to
                                            Services Agreement between                 Form S-8 filed March 2
                                     Bartholomew International Investments                     2004
                                            Limited Inc. and NANNACO Inc.
---------------------------------------------------------------------------------------------------------------------
4.13                                      Amendment No. 2 to Consulting           Incorporated by Reference to
                                       Services Agreement between Aequitas              Form S-8 filed March 2
                                           Company and NANNACO Inc.                         Form S-8
---------------------------------------------------------------------------------------------------------------------
4.14                                  Consulting Services Agreement with            Incorporated by Reference to
                                     Bagswell Capital LLC dated February             Form S-8 Filed March 23 2004
---------------------------------------------------------------------------------------------------------------------
4.15                                      Consulting Services Agreement with      Incorporated by Reference to
                                      Seth Elliott dated February 23 2004           Form S-8 filed March 2 2004
---------------------------------------------------------------------------------------------------------------------
10.1                               Settlement Agreement and Release with             Incorporated by Reference
                                            and by James J. Taylor               to Form 10 QSB filed May 24 2004
---------------------------------------------------------------------------------------------------------------------
10.1a                                Employment Agreement with Andrew                     Incorporated by
                                      Devries III dated June 1 2002                    filed November 18 2004
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
10.1b                                Amendment No. 1 to Employment                      Incorporated by Reference
                                   Agreement with Andrew Devries III                        to Form 8-K/A filed
                                            dated June 1 2003                                   February 10,
                                                                                                     2004
---------------------------------------------------------------------------------------------------------------------
10.2                                 Employment Agreement with Steve                  Incorporated by Reference
                                                  Careaga                                   to the Form S-8
                                                                                    registration statement filed on
                                                                                             March 16 2004
---------------------------------------------------------------------------------------------------------------------
10.3                               $375000 Promissory Note executed by              Incorporated by Reference
                                    Andre DeVries III payable to the                 to Form 10-QSB/A filed
                                               Registrant                                 June 21 2004
---------------------------------------------------------------------------------------------------------------------
10.4                               Agreement and Plan of Merger dated                  Incorporated by Reference
                                  July 8 2004 between Nannaco and Red                      to Form 10-QSB filed
                                                 Alert                                        August 25 2004
---------------------------------------------------------------------------------------------------------------------
10.5                             Termination Agreement dated August 16                Incorporated by Reference
                                  terminating Nannaco/Red Alert merger                   to Form 10-QSB filed
                                                                                            August 25 2004
---------------------------------------------------------------------------------------------------------------------
10.6                              Nelana Holdings Ltd. Subscription for                 Incorporated by Reference to
                                   Series A Convertible Preferred Stock              Form 8-K dated August 23 2004
---------------------------------------------------------------------------------------------------------------------
10.7                             Promissory Note dated August 23 2004:                   Incorporated by Reference
                                      Nelana Holdings Ltd. Maker                    to Form 8-K dated August 23 2004
---------------------------------------------------------------------------------------------------------------------
10.8                                Consulting Agreement with Steve                    Incorporated by Reference to
                                     Careaga dated October 29 2004                   Form 8-K filed October 29 2004
---------------------------------------------------------------------------------------------------------------------
10.9                                 Amendment No. 10 to Consulting                 Incorporated by Reference to
                                      Services Agreement between and                  Form S-8 filed June 3, 2005
                                    Terry Byrne and Nannaco, Inc.
-------------------------------------------------------------------------------------------------------------------
10.10                              Amendment No. 1 to Consulting                 Incorporated by Reference to
                                    Services Agreement between and                  Form S-8 filed June 3, 2005
                                   Seth Elliot and Nannaco, Inc.
-------------------------------------------------------------------------------------------------------------------
10.10a                               Amendment No. 11 to Consulting                 Incorporated by Reference to
                                      Services Agreement between and                Form S-8 filed August 1, 2005
                                      Terry Byrne and Nannaco, Inc.
--------------------------------------------------------------------------------------------------------------------
10.11                                Amendment No. 4 to Consulting                 Incorporated by Reference to
                                       Services Agreement between and                  Form S-8 filed June 3, 2005
                                   Lou Digiaimo, Jr., and Nannaco, Inc.
-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
10.11a                           Amendment No. 4 to Consulting          Incorporated by Reference to
                                 Services Agreement between and         Form S-8 filed August 1, 2005
                                Bradford van Siclen and Nannaco, Inc.

------------------------------------------------------------------------------------------------------------
10.12                             Amendment No. 2 to Consulting          Incorporated by Reference to
                                    Services Agreement between and           Form S-8 filed June 3, 2005
                               Bruce Arthur Hall and Nannaco, Inc.
------------------------------------------------------------------------------------------------------------
10.12a                            Amendment No. 1 to Consulting          Incorporated by Reference to
                                 Services Agreement between and        Form S-8 filed August 1, 2005
                             Anthony John Doyle and Nannaco, Inc.

------------------------------------------------------------------------------------------------------------
10.13                           Amendment No. 3 to Consulting          Incorporated by Reference to
                                 Services Agreement between and           Form S-8 filed June 3, 2005
                            Bradford van Siclen and Nannaco, Inc.
------------------------------------------------------------------------------------------------------------
41                             Amendment No. 3 to Consulting           Incorporated by Reference to
                            Services Agreement with Bartholomew     Form S-8 filed March 16
                             International Investments Limited                            2004
                                dated February 23 2004
------------------------------------------------------------------------------------------------------------
42                            Amendment No.2 to Consulting Services   Incorporated by Reference
                                Agreement between Kenneth Davidson    to Form S-8 filed March
                             and NANNACO Inc. dated March 15 2004                 16 2004
------------------------------------------------------------------------------------------------------------
43                            Amendment No. 2 to Consulting           Incorporated by Reference to
                             Services Agreement between Mark          Form S-8 filed March 16
                               Triesch and NANNACO Inc.                            2004
------------------------------------------------------------------------------------------------------------
44                          Consulting Services Agreement with             Incorporated by Reference to
                                  Daedalus Ventures Inc.             Form S-8 filed March 16 dated March 15
                                                                                    2004
------------------------------------------------------------------------------------------------------------
45                          Consulting Services Agreement with      Incorporated by Reference to
                            Nicole Leigh Van Coller dated March      Form S-8 filed March 16 15 2004
                                           2004
------------------------------------------------------------------------------------------------------------
46                          Amendment No. 1 to Consulting           Incorporated by Reference to
                             Services Agreement with Bagswell          Form S-8 filed March 16
                                               Capital LLC                      2004
------------------------------------------------------------------------------------------------------
47                          Consulting Services Agreement with      Incorporated by Reference to
                             Saratoga Capital Partner Inc. dated         Form S-8 filed March 16
                                        February 23 2004                        2004
------------------------------------------------------------------------------------------------------------
48                            Employment Agreement with Steve         Incorporated by Reference
                               Careaga dated March 15 2004              to Form S-8 filed March
                                                                             March 16 2004
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
48                            Consulting Services Agreement with      Incorporated by Reference to
                                  Capital Group International LLLP -       Form S-8 filed March 16
                                  Western Series dated March 15 2004               2004
------------------------------------------------------------------------------------------------------------
31.1                           Certificate of Principal Executive            Filed Herewith
                                             Officer
------------------------------------------------------------------------------------------------------------
31.2                           Certificate of Principal Financial            Filed Herewith
                                             Officer
------------------------------------------------------------------------------------------------------------
32                                Certification Pursuant to 906              Filed Herewith
------------------------------------------------------------------------------------------------------------


(b) Reports on Form 8-K.

During the period ended June 30, 2005, the Company filed the following reports on Form 8-K:

--------------------------------------------------------------------------------
Date of Event Reported                      Items Reported
--------------------------------------------------------------------------------
May 6, 2005                                 Items 8.01 and 9.01
--------------------------------------------------------------------------------
June 27, 2005                               Items 1.01 and 9.01
--------------------------------------------------------------------------------
August 19, 2005                             Item 2.04
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NANNACO, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE                    TITLE                           DATE

                               Principal Executive  Officer,    August 26, 2005
                                Principal Financial Officer,
/s/ Steve Careaga                    Sole Director
---------------------------
Steve Careaga