Form 10-K
period 2022-12-31
HAZ Holdings Inc
filed 2023-03-31
CIK 1112748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
0MB APPROVAL
OMBNumber: 3235-0063
Expires: May 31, 2025
Estimated average burden
hours per response .... 2,255.26
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
GENERAL INSTRUCTIONS
A. Rule as to Use of Form 10-K.
(1) This Form shall be used for annual reports pursuant to Section 13* or 15(d) ofthe Securities Exchange Act of 1934 (15*
U.S.C. 78m or 78o(d)) (the "Act") for which no other form is prescribed.*
 This Form also shall be used for transition* reports filed pursuant to Section 13 or 15(d) ofthe Act.*
(2) Annual reports on this Form shall be filed within the following period:*
(a) 60 days after the end of the fiscal year* covered by the report (75 days for fiscal years* ending before December*
15, 2006) for large accelerated filers (as defined in 17 CFR 240.12b-2):*
(b) 75 days after the end of the fiscal year* covered by the report for accelerated filers*
(as defined in 17 CFR 240.12b-2); and*
(c) 90 days after the end of the fiscal year covered by* the report for all other registrants.*
(3) Transition reports on this Form shall* be filed in accordance with the requirements set forth in Rule 13a-10 (17 CFR*
240.13a-10) or Rule 15d-10 (17 CFR 240.15d-10)*
applicable when the registrant changes*
its fiscal year end.*
(4) Notwithstanding paragraphs (2) and*
(3) of this General Instruction A.,*
all schedules required by Article 12 of*
Regulation S-X (17 CFR 210.12-01 -210.12-29)*
may, at the option of the registrant,*
be filed as an amendment to*
the report not later than 30 days after* the applicable due date of the report.
B. Application of General Rules and Regulations.*
(1) The General Rules and Regulations*
under the Act (17 CFR 240) contain certain general* requirements which are applicable* to reports on any form.*
These general requirements should be carefully* read and observed in the preparation* and filing ofreports on this Form.*
(2) Particular attention is directed*
to Regulation 12B which contains general* requirements regarding matters such as* the kind and size of paper to be* used, the legibility of the report,* the information to be given whenever the title of* securities is required to be stated, and* the filing of the report. The definitions* contained in Rule 12b-2 should be* especially noted. See also Regulations 13A and 15D.*
C. Preparation of Report.
(1) This form is not to be used as a blank form to be filled in,* but only as a guide in the preparation of the report on paper* meeting the requirements ofRule 12b-12.*
Except as provided in General Instruction G, the answers to the items shall* be prepared in the manner specified in Rule 12b-13.*
(2) Except where information is required to be given for the* fiscal year or as of a specified date, it shall be given as of* the latest practicable date.
(3) Attention is directed to Rule 12b-20, which states:*
"In addition to the information expressly required to be included* in a statement or report, there shall be added such* further material information, if any, as may be necessary to make* the required statements, in the light of the circumstances* under which they are made, not misleading."*
SEC 1673 (01-23)
Persons who respond to the collection of* information contained in this form are not* required to respond unless the form displays* a currently valid 0MB control number.

D. Signature and Filing of Report.
(I) Three complete copies of the report, including financial* statements, financial statement schedules, exhibits, and all*
other papers and documents filed as a part thereof, and*
five additional copies which need not include exhibits, shall*
be filed with the Commission. At least one complete copy*
of the report, including financial statements, financial*
statement schedules, exhibits, and all other papers and*
documents filed as a part thereof, shall be filed with each exchange* on which any class of securities of the registrant is*
registered. At least one complete copy of the report filed*
with the Commission and one such copy filed with each*
exchange shall be manually signed. Copies not manually*
signed shall bear typed or printed signatures.*
(2) (a) The report must be signed by the registrant, and*
on behalf of the registrant by its principal executive officer or* officers, its principal financial officer or officers,*
its controller or principal accounting officer, and by at least*
the majority of the board of directors or persons performing*
similar functions. Where the registrant is a limited*
partnership, the report must be signed by the majority*
of the board of directors of any corporate general partner*
who signs the report.*
(b) The name of each person who signs the report shall*
be typed or printed beneath his signature. Any person who*
occupies more than one of the specified positions shall*
indicate each capacity in which he signs the report. Attention*
is directed to Rule l 2b-l l (17 CFR 240. l 2b-l 1)*
concerning manual signatures and signatures pursuant*
to powers of attorney. *
(3) Registrants are requested to indicate in a transmittal letter*
with the Form 10-K whether the financial statements in*
the report reflect a change from the preceding year in any accounting*
 principles or practices, or in the method of*
applying any such principles or practices.*
E. Disclosure With Respect to Foreign Subsidiaries.*
Information required by any item or other requirement ofthis form*
with respect to any foreign subsidiary may be omitted*
to the extent that the required disclosure would be detrimental*
to the registrant. However, financial statements and financial* statement schedules, otherwise required, shall not be omitted*
pursuant to this Instruction. Where information is omitted pursuant*
to this Instruction, a statement shall be made that such*
information has been omitted and the names of the subsidiaries* involved shall be separately furnished to the Commission.*
The Commission may, in its discretion, call for justification that*
the required disclosure would be detrimental.*
F. Information as to Employee Stock Purchase,*
Savings and Similar Plans.*
Attention is directed to Rule 1Sd-21 which provides*
that separate annual and other reports need not be filed pursuant to*
Section 15(d) ofthe Act with respect to any employee stock*
purchase, savings or similar plan if the issuer ofthe stock or other securities offered to employees pursuant to the plan furnishes to*
the Commission the information and documents specified*
in the Rule.*
G. Information to be Incorporated by Reference.
(I) Attention is directed to Rule 12b-23 which provides for the* incorporation by reference of information contained in*
certain documents in answer or partial answer to any item of a report.*
(2) The information called for by Parts I and II of*
this form (Items 1through 9A or any portion thereof)*
may, at the registrant's
option, be incorporated by reference from the registrant's*
annual report to security holders furnished to the*
Commission pursuant to Rule 14a-3(b) or Rule 14c-3(a)*
or from the registrant's annual report to security holders,*
even if not furnished to the Commission pursuant to Rule 14a-3(b)*
or Rule 14c-3(a), provided such annual report*
contains the information required by Rule 14a-3.*
Note 1. In order to fulfill the requirements of Part I of Form 10-K,* the incorporated portion of the annual report to*
security holders must contain the information required*
by Items 1-3 of Form 10-K; to the extent applicable.*
Note 2. If any information required by Part I or Part II*
is incorporated by reference into an electronic format document*
from the annual report to security holders as provided*
in General Instruction G, any portion ofthe annual report*
to security holders incorporated by reference shall be*
filed as an exhibit in electronic format, as required by Item*
60 I(b)( 13) of Regulation S-K.*
2

(3) The information required by Part III (Items 10, 11, 12, 13 and 14)* may be incorporated by reference from the registrant's*
definitive proxy statement (filed or required to be*
filed pursuant to Regulation 14A) or definitive information*
statement (filed or to be filed pursuant to Regulation l 4C)*
which involves the election ofdirectors, if such definitive*
proxy statement or information statement is filed with the*
Commission not later than 120 days after the end of the*
fiscal year covered by the Form 10-K.*
However, if such definitive proxy statement or information*
statement is not filed with the Commission in the 120-day period*
or is not required to be filed with the Commission by virtue of Rule* 3a12-3(b) under the Exchange Act, the Items comprising the*
Part III information must be filed as part of the Form*
10-K, or as an amendment to the Form 10-K, not later than the*
end of the 120-day period. It should be noted that the*
information regarding executive officers required by Item 401*
of Regulation S-K (Section 229.401 of this chapter) may be*
included in Part I of Form 10-K under an appropriate caption.*
See the Instruction to Item 401 of Regulation S-K (Section*
229.401 of this chapter).*
(4) No item numbers of captions of items need be contained in the* material incorporated by reference into the report.*
When the registrant combines all of the information in Parts I and*
II of this Form (Items 1 through 9A) by incorporation*
by reference from the registrant's annual report to security holders* and all of the information in Part III*
of this Form (Items 10 through 14) by incorporating by*
reference from a definitive proxy statement or information*
statement involving the election ofdirectors, then,*
notwithstanding General Instruction C(l), this Form shall consist*
of the facing or cover page, those sections incorporated from*
the annual report to security holders, the proxy or information* statement, and the information, if any, required by Part IV of*
this Form, signatures, and a cross-reference*
sheet setting forth the item numbers and captions in Parts I,*
II and III ofthis Form and the page and/or pages in the*
referenced materials where the corresponding information appears.*
H. Integrated Reports to Security Holders.*
Annual reports to security holders may be combined*
with the required information of Form 10-K and will be*
suitable for filing with the Commission if the following*
conditions are satisfied:*
(1) The combined report contains full and complete answers*
to all items required by Form 10-K. When responses to a*
certain item of required disclosure are separated within*
the combined report, an appropriate cross-reference should*
be made. Ifthe information required by Part III ofForm 10-K*
is omitted by virtue ofGeneral Instruction G, a definitive*
proxy or information statement shall be filed.*
(2) The cover page and the required signatures are included. As* appropriate, a cross-reference sheet should be filed*
indicating the location of information required by the items of*
the Form.
(3) If an electronic filer files any portion of an annual*
report to security holders in combination with the required* information of Form 10-K, as provided in this instruction,*
only such portions filed in satisfaction of the Form 10-K*
requirements shall be filed in electronic format.*
I. Omission of Information by Certain Wholly-Owned Subsidiaries.
If, on the date ofthe filing ofits report on Form 10-K, the*
registrant meets the conditions specified in paragraph (1) below,*
then such registrant may furnish the abbreviated narrative*
disclosure specified in paragraph (2) below.*
(1) Conditions for availability of the relief specified in paragraph*
(2) below.
(a) All of the registrant's equity securities are owned, either* directly or indirectly, by a single person which is a*
reporting company under the Act and which has filed all the*
material required to be filed pursuant to section 13,
14, or 15(d) thereof, as applicable, and which is named in*
conjunction with the registrant's description of its*
business;*
(b) During the preceding thirty-six calendar months and any*
subsequent period of days, there has not been any material*
default in the payment of principal, interest, a sinking or*
purchase fund installment, or any other material
default not cured within thirty days, with respect to any indebtedness* of the registrant or its subsidiaries, and*
there has not been any material default in the payment of*
rentals under material long-term leases;*
(c) There is prominently set forth, on the cover page*
of the Form 10-K, a statement that the registrant meets the*
conditions set forth in General Instruction (I)(l)(a) and (b)*
of Form 10-K and is therefore filing this Form with*
the reduced disclosure format; and*
(d) The registrant is not an asset-backed issuer, as defined*
in Item 1101 of Regulation AB (17 CFR 229.1101).
3

(2) Registrants meeting the conditions specified in paragraph*
(1) above are entitled to the following relief:*
(a) Such registrants may omit the information called for by Item 7,* Management's Discussion and Analysis of*
Financial Condition and Results of Operations provided*
that the registrant includes in the Form 10-K a management's* narrative analysis of the results of operations explaining the* reasons for material changes in the amount*
of revenue and expense items between the most recent fiscal year* presented and the fiscal year immediately*
preceding it. Explanations of material changes should include, but* not be limited to, changes in the various elements*
which determine revenue and expense levels such as unit sales volume,* prices charged and paid, production*
levels, production cost variances, labor costs and discretionary* spending programs. In addition, the analysis*
should include an explanation of the effect of any changes*
in accounting principles and practices or method of*
application that have a material effect on net income as reported.*
(b) Such registrants may omit the list of subsidiaries exhibit* required by Item 601 of Regulation S-K (Section 229.601 of*
this chapter).*
(c) Such registrants may omit the information called for by the* following otherwise required Items: Item 10, Directors*
and Executive Officers of the Registrant; Item 11, Executive* Compensation; Item 12, Security Ownership*
of Certain Beneficial Owners and Management; and Item 13,*
Certain Relationships and Related Transactions.*
(d) In response to Item 1, Business, such registrant only need* furnish a briefdescription of the business done by the registrant and its subsidiaries during the most recent fiscal year* which will, in the opinion of management, indicate*
the general nature and scope of the business of the registrant*
and its subsidiaries, and in response to Item 2,*
Properties, such registrant only need furnish a brief description*
of the material properties of the registrant and*
its subsidiaries to the extent, in the opinion of the management,* necessary to an understanding of the business*
done by the registrant and its subsidiaries.*
4

J. Use of this Form by Asset-Backed Issuers.
The following applies to registrants that are asset-backed issuers.*
Terms used in this General Instruction J. have the same meaning as*
in Item 1101 of Regulation AB (17 CFR 229.1101).*
(1) Items that May be Omitted. Such registrants may omit the*
information called for by the following otherwise required Items:*
(a) Item 1, Business;
(b) Item IA. Risk Factors;
(c) Item 2, Properties;
(d) Item 3, Legal Proceedings;
(e) [RESERVED];
(t) Item 5, Market for Registrant's Common Equity, Related Stockholder* Matters and Issuer Purchases of Equity Securities;
(g) [RESERVED];
(h) Item 7, Management's Discussion and Analysis of Financial*
Condition and Results of Operations;
(i) Item 7A, Quantitative and Qualitative Disclosures About Market Risk;
(j) Item 8, Financial Statements and Supplementary Data;
(k) Item 9, Changes in and Disagreements With Accountants on*
 Accounting and Financial Disclosure;
(1) Item 9A, Controls and Procedures;
(m) Ifthe issuing entity does not have any executive officers or* directors, Item 10, Directors and Executive Officers of the
Registrant, Item 11, Executive Compensation, Item 12, Security*
Ownership of Certain Beneficial Owners and Management,
and Item 13, Certain Relationships and Related Transactions; and
(n) Item 14, Principal Accountant Fees and Services.
(2) Substitute Information to be Included. In addition to the*
Items that are otherwise required by this Form, the registrant must furnish in the Form 10-K the following information:
(a) Immediately after the name of the issuing entity on the cover*
page of the Form 10-K, as separate line items, the exact
name ofthe depositor as specified in its charterand the exact*
name ofthe sponsor as specified in its charter.Include a Central
Index Key number for the depositor and the issuing entity,*
and if available, the sponsor.
(b) Item 1112(b) ofRegulationAB;
(c) Items 1ll4(b)(2) and 111 S(b) of Regulation AB;
(d) Item 1117 of Regulation AB;
(e) Item 1119 of Regulation AB;
(t) Item 1122 of Regulation AB; and
(g) Item 1123 of Regulation AB.
(3) Signatures.
The Form 10-K must be signed either:
(a) On behalf of the depositor by the senior officer in charge*
of securitization of the depositor; or
(b) On behalfofthe issuing entity by the seniorofficer in charge of*
the servicing function ofthe servicer.Ifmultiple servicers
are involved in servicing the pool assets, the senior officer in charge*
of the servicing function of the master servicer (or entity
performing the equivalent function) must sign if a representative of the* servicer is to sign the report on behalf of the issuing entity.
5

UNITED STATES
0MB APPROVAL
OMBNumber: 3235-0063
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Expires: May 31, 2025
Estimated average burden
hours per response ...... 2,255.26
(Mark One) FORMl0-K
[XI ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)*
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended*
__D_e_c_e_m_b_e_r_3_1_,_2_0_2_2_________________________
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13*
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from ___________ to _____________________
Commission file number 000-50672
(Exact name ofregistrant as specified in its charter)
State or other jurisdiction of
incorporation or organization
(Address ofprincipal executive offices)
(1.R.S. Employer
Identification No.)
(Zip Code)
Registrant's telephone number, including area code ______________________ Securities registered pursuant to Section 12(b) of the Act:
Common
Title of each class Trading
Symbol(s)
HAZH
Name of each exchange on which registered
OTCMarkets
Securities registered pursuant to section 12(g) of the Act:
(Title of class)
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer,* as defined in Rule 405 of the Securities Act.
Yes 0No
Indicate by check mark if the registrant is not required to*
file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes 0No
Note -Checking the box above will not relieve any registrant required*
to file reports pursuant to Section 13 or 15(d) of the Exchange
Act from their obligations under those Sections.
SEC 1673 (01-23)
Persons who respond to the collection of information*
contained in this form are not*
required to respond unless the form displays a*
currently valid 0MB control number.
6

Indicate by check mark whether the registrant (1) has filed all*
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months*
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing*
requirements for the past 90 days.
Yes D No
Indicate by check mark whether the registrant has submitted electronically* every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation*
S-T (Section 232.405 of this chapter)*
during the preceding 12 months (or for such
shorter period that the registrant was required to submit such files).
Yes D No
Indicate by check mark whether the registrant is a large accelerated filer,*
an accelerated filer, a non-accelerated filer, a
smaller reporting company, or an emerging growth company. See the definitions* of "large accelerated filer," "accelerated filer," "smaller reporting company,"and "emerging growth company" in*
Rule 12b-2 of the Exchange Act.
Large accelerated filer D
Non-accelerated filer D
Accelerated filer D
Smaller reporting company D
Emerging growth company D
Ifan emerging growth company, indicate by check mark if the registrant*
has elected not to use the extended transition
period for complying with any new or revised financial accounting*
standards provided pursuant to Section 13(a) of the Ex-
change Act. D
Indicate by check mark whether the registrant has filed a report*
on and attestation to its management's assessment of
the effectiveness of its internal control over financial reporting*
under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or*
issued its audit report. D
If securities are registered pursuant to Section 12(b) of the Act, indicate*
by check mark whether the financial statements
of the registrant included in the filing reflect the correction of an error*
to previously issued financial statements. D
Indicate by check mark whether any ofthose error corrections are restatements* that required a recovery analysis ofincentive-
based compensation received by any of the registrant's executive*
officers during the relevant recovery period pursuant*
to Section 240.lOD-l(b).
Indicate by check mark whether the registrant is a shell company*
(as defined in Rule 12b-2 of the Act). D Yes D No
State the aggregate market value of the voting and non-voting*
common equity held by non-affiliates computed by reference
to the price at which the common equity was last sold, or the average*
bid and asked price of such common equity, as of the
last business day of the registrant's most recently*
completed second fiscal quarter.
Note.-If a determination as to whether a particular person or entity is*
an affiliate cannot be made without involving
unreasonable effort and expense, the aggregate market value of the*
common stock held by non-affiliates may be calculated
on the basis of assumptions reasonable under the circumstances, provided*
that the assumptions are set forth in this Form.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents*
and reports required to be filed by Section 12, 13
or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution* of securities under a plan confirmed by a court. D Yes D No
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding ofeach ofthe registrant's*
classes of common stock, as of the latest practicable
date.
7

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents ifincorporated by reference*
 and the Part ofthe Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1) Any annual report to*
security holders; (2) Any proxy or information statement;*
and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the* Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to* security holders for fiscal year ended December 24,*
1980).
PARTI
[See General Instruction G2]
Item 1. Business.
Furnish the information required by Item 101 ofRegulation S-K*
(Section 229.101 of this chapter) except that the discussion of the development of the registrant's business need only include*
developments since the beginning of the fiscal year*
for which this report is filed.*
Item lA. Risk Factors.
Set forth, under the caption "Risk Factors," where appropriate,*
the risk factors described in Item 105 of Regulation S-K (Section*
229.105 of this chapter) applicable to the registrant. Provide any*
discussion of risk factors in plain English in accordance with
Rule 421(d) of the Securities Act of 1933*
(Section 230.421(d) of this chapter).*
Smaller reporting companies are not required to provide the*
information required by this item.
Item 1B. Unresolved Staff Comments.
If the registrant is an accelerated filer or a large accelerated filer,*
 as defined in Rule 12b-2 of the Exchange Act (Section 240.12b-2*
of this chapter), or is a well-known seasoned issuer as defined*
in Rule 405 of the Securities Act (Section 230.405 of this chapter) and has* received written comments from the Commission staff regarding its*
periodic or current reports under the Act not less than 180 days*
before the end of its fiscal year to which the annual report*
relates, and such comments remain unresolved, disclose the substance of*
any such unresolved comments that the registrant believes are material.*
Such disclosure may provide other information including the*
position of the registrant with respect to any such comment.*
Item 2. Properties.
Furnish the information required by Item 102 of Regulation*
S-K (Section 229.102 ofthis chapter).
Item 3. Legal Proceedings.
(a) Furnish the information required by Item 103 of Regulation S-K*
(Section 229.103 of this chapter).
(b) As to any proceeding that was terminated during the fourth quarter*
of the fiscal year covered by this report, furnish
information similar to that required by Item 103 of Regulation S-K*
(Section 229.103 of this chapter), including the date
oftermination and a description of the disposition thereof with respect*
 to the registrant and its subsidiaries.
Item 4. Mine Safety Disclosures.
Ifapplicable, provide a statement that the information concerning*
mine safety violations or other regulatory matters required*
by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection* Act and Item 104 of Regulation S-K (17 CFR
229.104) is included in exhibit 95 to the annual report.
8

PART II
[See General Instruction G2]
Item 5. Market for Registrant's Common Equity,*
Related Stockholder Matters and Issuer Purchases*
of Equity Securities.
(a) Furnish the information required by Item 201 of Regulation*
S-K (17 CFR 229.201) and Item 701 of Regulation S-K
(17 CFR 229.701) as to all equity securities of the registrant sold*
by the registrant during the period covered by the
report that were not registered under the Securities Act. If the Item*
701 information previously has been included in
a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K*
(17 CFR 249.308), it need not be furnished.
(b) Ifrequired pursuant to Rule 463 (17 CFR 230.463) of the Securities Act* of 1933, furnish the information required by Item 701 of Regulation S-K (Section 229.701 of this chapter).
(c) Furnish the information required by Item 703 of Regulation S-K*
(Section 229.703 ofthis chapter) for any repurchase made
in a month within the fourth quarter ofthe fiscal year covered*
by the report. Provide disclosures covering repurchases*
made on a monthly basis. For example, if the fourth quarter began*
on January 16 and ended on April 15, the chart*
would show repurchases for the months from January 16 through*
February 15, February 16 through March 15, and
March 16 through April 15.
Item 6. (Reserved]
Item 7. Management's Discussion and Analysis of Financial*
Condition and Results of Operations.
Furnish the information required by Item 303 of Regulation*
S-K (Section 229.303 of this chapter).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.*
Furnish the information required by Item 305 of Regulation S-K*
(Section 229.305 of this chapter).
Item 8. Financial Statements and Supplementary Data.
(a) File financial statements meeting the requirements of Regulation*
S-X (Section 210 of this chapter), except Section 210.3-05, Section* 210.3-14, Section 210.6-11, Section 210.8-04, Section 210.8-05, Section*
210.8-06 and Article 11 thereof, and the supplementary financial information* required by Item 302 ofRegulation S-K (Section 229.302 of this chapter).* Financial statements ofthe registrant and its subsidiaries*
consolidated (as required by Rule 14a-3(b)) must be filed under*
this item. Other financial statements and schedules required*
under Regulation S-X may be filed as "Financial Statement Schedules"* pursuant to Item 15, Exhibits, Financial Statement
Schedules, and Reports on Form 8-K, of this form.
(b) A smaller reporting company may provide the information*
required by Article 8 of Regulation S-X in lieu of any
financial statements required by Item 8 of this Form.
Item 9. Changes in and Disagreements With Accountants on*
Accounting and Financial Disclosure.
Furnish the information required by Item 304(b) of Regulation S-K*
(Section 229.304(b) ofthis chapter).
Item 9A. Controls and Procedures.
Furnish the information required by Item 307 and 308 of Regulation S-K* (Section 229.307 and Section 229.308 of this chapter).
Item 9B. Other Information.
The registrant must disclose under this item any information required*
to be disclosed in a report on Form 8-K during the fourth quarter*
of the year covered by this Form 10-K, but not reported, whether or*
not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a*
report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-K.*
9

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
(a) A registrant identified by the Commission pursuant to Section*
104(i)(2)(A) of the Sarbanes-Oxley Act*
of 2002 (15 U.S.C.*
7214(i)(2)(A)) as having retained, for the preparation of the audit* report on its financial statements included in the Form 10-K, a* registered public accounting firm that has a branch or office that* is located in a foreign jurisdiction and that the Public Company*
Accounting Oversight Board has determined it is unable to inspect or* investigate completely because of a position taken by an* authority in the foreign jurisdiction must electronically submit to the* Commission on a supplemental basis documentation that* establishes that the registrant is not owned or controlled by a governmental* entity in the foreign jurisdiction. The registrant must* submit this documentation on or before the due date for this form. A registrant* that is owned or controlled by a foreign governmental* entity is not required to submit such documentation.*
(b) A registrant that is a foreign issuer, as defined* in 17 CFR 240.3b-4,*
identified by the Commission pursuant to Section 104(i)*
(2)(A) of the Sarbanes-Oxley Act of 2002*
(15 U.S.C. 7214(i)(2)(A)) as having retained,* for the preparation of the audit report on its financial statements included in the Form 10-K, a registered public* accounting firm that has a branch or office that is located in a* foreign jurisdiction and that the Public Company Accounting Oversight Board* has determined it is unable to inspect or investigate* completely because of a position taken by* an authority in the foreign jurisdiction,* for each year in which the registrant is so identified, must provide the below disclosures.*
Also, any such identified foreign issuer that uses* a variable-interest entity or any similar structure that results in additional foreign entities being* consolidated in the financial* statements of the registrant is required to provide the below disclosures for itself and its consolidated foreign operating entity* or entities. A registrant must disclose:
(1) That, for the immediately preceding annual financial statement* period, a registered public accounting firm that the PCAOB was unable to inspect or investigate completely, because of a* position taken by an authority in the foreign jurisdiction, issued* an audit report for the registrant;
(2) The percentage of shares of the registrant owned by governmental* entities in the foreign jurisdiction in which the* registrant is incorporated or otherwise organized;
(3) Whether governmental entities in the applicable foreign jurisdiction* with respect to that registered public accounting firm* have a controlling financial interest with respect to the registrant;
(4) The name of each official of the Chinese Communist Party who is a* member of the board ofdirectors of the registrant or the operating entity with respect to the* registrant; and
(5) Whether the articles of incorporation* of the registrant (or equivalent* organizing document) contains any charter of the*
Chinese Communist Party, including the text* of any such charter.*
PART III
[See General Instruction G(3)]
Item 10. Directors, Executive Officers and Corporate Governance.
Furnish the information required by Items 401,405,406 and 407(c)(3),*
(d)(4) and (d)(5) of Regulation S-K (Section 229.401,*
Section 229.405, Section 229.406 and Section 229.407(c)(3),*
(d)(4) and (d)(5) of this chapter).*
Item 11. Executive Compensation.
Furnish the information required by Item 402 of Regulation S-K*
(Section 229.402 ofthis chapter) and paragraph (e)(4) and (e)*
(5) ofltem 407 of Regulation S-K (Section 229.407(e)(4) and (e)(5)* of this chapter).
Item 12. Security Ownership of Certain Beneficial Owners and Management* and Related Stockholder Matters.
Furnish the information required by Item 201(d) of Regulation S-K*
(Section 229.201(d) of this chapter) and Item 403 of Regulation*
S-K (Section 229.403 of this chapter).*
Item 13. Certain Relationships and Related Transactions,* and Director Independence.

Furnish the information required by Item 404 of Regulation S-K*
(Section 229.404 of this chapter) and Item 407(a) of Regulation*
S-K (Section 229.407(a) of this chapter).*
Item 14. Principal Accountant Fees and Services.
Furnish the information required by Item 9(e) of Schedule*
14A (Section 240.14a-101 ofthis chapter).
(1) Disclose, under the caption Audit Fees, the aggregate fees billed* for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the* registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q*
(17 CFR 249.308a) or services that are normally provided by the accountant in connection with statutory and* regulatory filings or engagements for those fiscal years.
(2) Disclose, under the caption Audit-Related Fees, the aggregate* fees billed in each of the last two fiscal years for* assurance and related services by the principal accountant that are* reasonably related to the performance of the audit* or review ofthe registrant's financial statements and are not reported* under Item 9(e)(1) ofSchedule 14A. Registrants* shall describe the nature of the services comprising* the fees disclosed* under this category.
(3) Disclose, under the caption Tax Fees,* the aggregate fees billed in each* of the last two fiscal years for professional* services rendered by the principal accountant for tax compliance, tax advice,* and tax planning. Registrants shall* describe the nature of the services comprising* the fees disclosed under this category.*
(4) Disclose, under the caption All Other Fees,* the aggregate fees billed in each of* the last two fiscal years for products* and services provided by the principal accountant, other than the services* reported in Items 9(e)(l) through 9(e)
(3) of Schedule 14A. Registrants shall describe the nature of the services* comprising the fees disclosed under this category.
(5) (i) Disclose the audit committee's pre-approval policies and procedures* described in paragraph (c)(7)(i) ofRule 2-01 of Regulation S-X.
(ii) Disclose the percentage of services described in each ofitems 9(e)(2)* through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of*
Rule 2-01 of Regulation S-X.
(6) If greater than 50 percent, disclose the percentage of hours expended* on the principal accountant's engagement to audit* the registrant's financial statements* for the most recent fiscal year that were attributed to work performed by* persons other than the principal accountant's full-time, permanent employees.
PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a) List the following documents filed as a part of the report:
(1) All financial statements;
(2) Those financial statement schedules required to be filed by Item 8* of this form, and by paragraph (b) below.
(3) Those exhibits required by Item 601 of Regulation S-K (Section 229.601* of this chapter) and by paragraph (b) below.
Identify in the list each management contract or compensatory plan or* arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
(b) Registrants shall file, as exhibits to this form, the exhibits required* by Item 601 ofRegulation S-K (Section 229.601 of this chapter).
(c) Registrants shall file, as financial statement schedules to this form,* the financial statements required by Regulation
S-X (17 CFR 210) which are excluded from the annual report to shareholders* by Rule 14a-3(b) including
(1) separate financial statements of subsidiaries not consolidated and fifty* percent or less owned persons;
(2) separate financial statements of affiliates whose securities are pledged* as collateral; and 11

(3) schedules.
Item 16. Form 10-K Summary.
Registrants may, at their option, include a summary of information*
required by this form, but only if each item in the summary*
is presented fairly and accurately and includes a hyperlink to the material* contained in this form to which such item relates,*
including to materials contained in any exhibits filed with the form.
Instruction: The summary shall refer only to Form 10-K disclosure that is* included in the form at the time it is filed. A registrant need not update the summary to reflect information required by Part III*
of Form 10-K that the registrant incorporates*
by reference from a proxy or information statement filed after the Form 10-K,* but must state in the summary that the summary*
does not include Part III information*
because that information will be incorporated*
by reference from a later filed proxy or*
information statement involving the election of directors.
SIGNATURES
[See General Instruction D]
Pursuant to the requirements ofSection 13 or 15(d)*
of the Securities Exchange Act of 1934,*
the registrant has duly caused
this report to be signed on its behalf by the undersigned,*
thereunto duly authorized.
(Registrant)__A_lk_a_ri_m_B_h_an_j_i -------------------------------
By(SignatureandTitle)* /s/ Alkarim Bhanji, CEO
Date ___D_e_c_e_m_b_e_r_3_1_,2_0_2_2_______________________________
Pursuant to the requirements of the Securities*
Exchange Act of 1934, this report has*
been signed below by the following*
persons on behalf of the registrant and in the capacities*
and on the dates indicated.
By(SignatureandTitle)* ____________________________________
Date ---------------------------------------------
By(SignatureandTitle)* ____________________________________
Date---------------------------------------------
Supplemental Information to be Furnished With Reports Filed Pursuant to*
Section 15(d) of the Act by Registrants*
Which Have Not Registered Securities Pursuant to Section 12 of the Act*
(a) Except to the extent that the materials enwnerated in (1) and/or (2)* below are specifically incorporated into this Form by reference, every registrant which files an annual report on this*
Form pursuant to Section 15(d) of the Act must
furnish to the Commission for its information at the time of filing*
its report on this form, an electronic submission*
in accordance with the EDGAR Filer Manual, of the following:*
(1) Any annual report to security holders covering the*
registrant's last fiscal year; and
(2) Every proxy statement, form ofproxy or other proxy*
soliciting material sent to more than ten of the registrant's*
security holders with respect to any annual or*
other meeting of security holders.
12